Form 10-Q/A
period 1995-06-30
MUELLER PAUL CO
filed 1995-09-27
CIK 68726

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                             FORM 10-Q / AMENDED

(Mark One)

XX Quarterly report under Section 13 or 15(d) of the Securities Exchange
   Act of 1934.  For the quarterly period ended June 30, 1995, or

__ Transition report pursuant to Section 13 or 15(d) of the Securities Ex-
   change Act of 1934. 	For the transition period from _______ to _______.

Commission File Number:  0-4791

                            PAUL MUELLER COMPANY
- ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                                  Missouri
- ------------------------------------------------------------------------------
        (State or other jurisdiction of incorporation or organization)

                                 44-0520907
- ------------------------------------------------------------------------------
                     (I.R.S. Employer Identification No.)

   1600 West Phelps Street, P.O. Box 828, Springfield, Missouri 65801-0828
- ------------------------------------------------------------------------------
             (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  (417) 831-3000

- ------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports re-quired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes X 		No __

Indicate the number of shares outstanding of the issuer's Common Stock as of August 7, 1995: 1,168,021

Item 6.	Exhibits and reports on Form 8-K.

        a. Exhibit 27 -- Financial Data Schedule

       	b. Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended June 30, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PAUL MUELLER COMPANY

DATE: 	September 25, 1995         /S/           DONALD E. GOLIK
       ------------------         ------------------------------------------
                                  Donald E. Golik, Senior Vice President and
                                            Chief Financial Officer