Form 10-Q
period 1995-09-30
MUELLER PAUL CO
filed 1995-11-02
CIK 68726

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                    ----------------------------------
                                 FORM 10-Q

(Mark One)

XX Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 1995, or

__ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to
    __________.

Commission File Number:  0-4791

                           PAUL MUELLER COMPANY
---------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                                 Missouri
---------------------------------------------------------------------------
       (State or other jurisdiction of incorporation or organization)

                                44-0520907
---------------------------------------------------------------------------
                   (I.R.S. Employer Identification No.)

  1600 West Phelps Street, P.O. Box 828, Springfield, Missouri 65801-0828
---------------------------------------------------------------------------
            (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  (417) 831-3000

---------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                       if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports re-quired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes XX     No __

Indicate the number of shares outstanding of the issuer's Common Stock as of November 1, 1995: 1,168,021

PART I	-	FINANCIAL INFORMATION

The condensed financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements, prepared in accordance with generally accepted accounting principles, have been con-densed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in connection with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. This report reflects all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair statement of the results for the interim period.

                    PAUL MUELLER COMPANY AND SUBSIDIARY
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                          (Dollars in Thousands)

                                                     Sept. 30    Dec. 31
                                                       1995        1994
                                                     --------    --------
ASSETS
Current Assets:
  Cash and short-term investments, at cost           $  2,165    $  1,874
  Available-for-sale investments, at market             9,513      12,211
  Accounts and notes receivable, less reserve
    of $511 at September 30, 1995, and $679
    at December 31, 1994, for doubtful accounts        14,260      14,840
  Inventories (Note 2) -
    Raw materials and components                     $  8,627    $  6,035
    Work-in-process                                     3,781       1,875
    Finished goods                                      3,701       1,469
                                                     --------    --------
                                                     $ 16,109    $  9,379

  Prepayments                                             796         593
                                                     --------    --------
      Total Current Assets                           $ 42,843    $ 38,897

Other Assets                                            3,585       3,837

Property, Plant & Equipment, at cost                 $ 44,582    $ 44,786
  Less - Accumulated depreciation                      33,327      33,270
                                                     --------    --------
                                                     $ 11,255    $ 11,516
                                                     --------    --------
                                                     $ 57,683    $ 54,250
                                                     ========    ========

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
  Accounts payable                                   $  3,502    $  2,286
  Accrued expenses                                      6,163       6,339
  Advance billings                                      5,647       3,248
                                                     --------    --------
      Total Current Liabilities                      $ 15,312    $ 11,873

Other Long-Term Liabilities (Note 4)                    4,265       4,431

Shareholders' Investment:
  Common Stock, par value $1 per share -- Authorized
    20,000,000 shares -- Issues 1,342,325 shares     $  1,342    $  1,342
Preferred Stock, par value $1 per share --
    Authorized 1,000,000 shares -- No shares issued         -           -
  Paid-in surplus                                       4,307       4,307
  Retained earnings                                    35,011      34,851
                                                     --------    --------
                                                     $ 40,660    $ 40,500
Less - Treasury stock, 174,304 shares at
    September 30, 1995, and December 31, 1994,
    at cost                                             2,554       2,554
                                                     --------    --------
                                                     $ 38,106    $ 37,946
                                                     --------    --------
                                                     $ 57,683    $ 54,250
                                                     ========    ========

   The accompanying notes are an integral part of these balance sheets.

                    PAUL MUELLER COMPANY AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
              (Dollars in Thousands Except Per Share Amounts)

                                    Three Months Ended   Nine Months Ended
                                       September 30        September 30
                                    ------------------  ------------------
                                      1995      1994      1995      1994
                                    --------  --------  --------  --------
Net Sales                           $ 21,186  $ 20,610  $ 59,166  $ 56,687
Cost of Sales                         16,882    15,503    45,041    42,968
                                    --------  --------  --------  --------
    Gross Profit                    $  4,304  $  5,107  $ 14,125  $ 13,719
Selling, General & Admin. Expenses     3,978     3,917    12,156    11,809
                                    --------  --------  --------  --------
    Operating Income                $    326  $  1,190  $  1,969  $  1,910

Other Income (Expense):
  Interest income                   $    135  $    115  $    430  $    329
  Interest expense (Note 4)              (31)      (26)      (96)      (68)
  Other, net                             140        98       410       307
                                    --------  --------  --------  --------
                                    $    244  $    187  $    744  $    568
                                    --------  --------  --------  --------

Income from Operations before
  Provision for Income Taxes        $    570  $  1,377  $  2,713  $  2,478
Provision for Income Taxes               151       443       801       724
                                    --------  --------  --------  --------
    Net Income                      $    419  $    934  $  1,912  $  1,754
                                    ========  ========  ========  ========

Earnings per Common Share (Note 3)    $ 0.36    $ 0.80    $ 1.64    $ 1.50
                                      ======    ======    ======    ======

     The accompanying notes are an integral part of these statements.

                    PAUL MUELLER COMPANY AND SUBSIDIARY
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (Dollars in Thousands)

                                                       Nine Months Ended
                                                         September 30
                                                     --------------------
                                                       1995        1994
                                                     --------    --------
Cash Flows from Operating Activities:
  Net income                                         $  1,912    $  1,754
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Bad debt expense                                       37          94
    Depreciation and amortization                       1,852       2,000
    (Gain) on sales of fixed assets                        (5)        (26)
    Changes in assets and liabilities -
      Decrease (increase) in interest receivables         139         (35)
      Decrease (increase) in accounts
        and notes receivable                              542      (3,206)
      (Increase) in inventory                          (6,730)     (3,160)
      (Increase) in prepayments                          (203)       (323)
      Decrease (increase) in other assets                 149        (529)
      Increase in accounts payable                      1,216         928
      (Decrease) increase in accrued expenses            (176)        917
      Increase in advance billings                      2,399         859
      (Decrease) increase in other liabilities           (166)        129
                                                     --------    --------
        Net Cash Provided (Required) by Operations   $    966    $   (598)

Cash Flows Provided (Requirements) from
Investing Activities:
  Proceeds from maturities of investments            $ 18,135    $ 12,565
  Purchases of investments                            (15,575)    (11,343)
  Proceeds from sale of equipment                           8          55
  Additions to property, plant and equipment           (1,491)     (1,250)
                                                     --------    --------
        Net Cash Provided from Investing Activities  $  1,077    $     27

Cash Flows (Requirements) from Financing Activities:
  Dividends paid                                     $ (1,752)   $ (1,752)
                                                     --------    --------
        Net Cash (Required) by Financing Activities  $ (1,752)   $ (1,752)
                                                     --------    --------
Net Increase (Decrease) in Cash                      $    291    $ (2,323)

Cash at Beginning of Period                             1,874       3,154
                                                     --------    --------
Cash at End of Period                                $  2,165    $    831
                                                     ========    ========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                         $     90    $     70
    Income taxes                                        1,260         986

     The accompanying notes are an integral part of these statements.

                    PAUL MUELLER COMPANY AND SUBSIDIARY
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1995 AND 1994
                                (Unaudited)

1. The condensed financial statements include the accounts of Paul Mueller Company (Company) and its wholly owned subsidiary, Mueller International Sales Corporation. A summary of the significant accounting policies is included in Note 1 to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

2. Inventory is recorded at the lower of cost, last-in, first-out (LIFO), or market.

   Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time, interim LIFO determinations, including those at September 30, 1995, must necessarily be based on management's estimate of expected year-end inventory levels and costs. Since estimates of future inventory levels and prices are subject to many factors beyond the control of management, interim financial results are subject to final year-end LIFO inventory amounts. Accordingly, inventory compo-nents reported for the period ending September 30, 1995, are estimates based on management's knowledge of the Company's production cycle, the costs associated with this cycle and the sales and purchasing volume of the Company.

3. The net income per share of Common Stock has been computed on the basis of weighted average shares outstanding: 1,168,021 for periods ended September 30, 1995, and September 30, 1994.

4. In 1987, the Company purchased an additional manufacturing facility in Osceola, Iowa, by assuming a $3,000,000 Floating Rate Weekly Demand Industrial Development Bond issue due December 1, 1996. The assets re-quired included land, a building, equipment and inventory. The weighted average interest rate on a year-to-date basis as of September 30, 1995, and September 30, 1994, was 4.0% and 2.8%, respectively.

                    PAUL MUELLER COMPANY AND SUBSIDIARY
                 MANAGEMENT'S ANALYSIS OF OPERATING RESULTS
                          AND FINANCIAL CONDITION

OPERATING RESULTS

The following is Management's discussion and analysis of the significant factors that have affected the Companies' earnings during the periods in-cluded in the accompanying Consolidated Condensed Statements of Income.

Net sales for the third quarter ended September 30, 1995, were $21,186,000 versus $20,610,000 for the third quarter of 1994. Processing Equipment shipments were about $2,600,000 higher, while Dairy Farm Equipment ship-ments were about $2,000,000 lower. The higher Processing Equipment sales were primarily related to favorable market conditions which contributed to strong order entry, especially for Food Processing Equipment, and to higher sales of Vapor Compression Stills. The decline in sales of Dairy Farm Equipment was about equally divided between the domestic and export markets. The lower sales in the domestic market were primarily the result of weak milk prices paid to farmers, a decrease in milk production and higher feed prices due to the poor weather conditions, and a slowdown in the expansion of dairy production in the southwestern and western states. Export sales of Dairy Farm Equipment have been hampered by the unsettled economic conditions in Mexico and Argentina.

The gross profit rate for the third quarter of 1995 was 20.3% versus 24.8% for the same period of a year ago. The decline in the gross profit rate was due to increased manufacturing burden due to higher expenditures and a lower manufacturing burden absorption rate resulting from a decrease in production in the Springfield plant due to the strike previously reported. The gross profit rate was also adversely affected by poor labor efficiency due to the relocation of work and the reassignment of personnel due to the strike. In addition, overall gross margins were down due to the lower proportion of Dairy Farm Equipment sales which have high gross margins, and this also affected the gross profit rate.

Selling, general and administrative expenses were comparable for the third quarter of 1995 compared to the third quarter of 1994.

Although the level of investable funds was lower during the third quarter of 1995, the average interest rate was higher, which led to an increase in interest income. Other income was higher due to improved results for the trucking operation and higher royalty income during the third quarter of 1995 versus the third quarter of 1994.

The provisions for income taxes for the third quarter of 1995 and 1994 were less than the tax provision calculated at the statutory rate (34%) due to the lower effective tax rate for the Foreign Sales Corporation
(FSC) and tax-exempt interest.

Net sales for the nine months ended September 30, 1995, were $59,166,000 versus $56,687,000 for the same period of 1994. Sales for Processing Equipment were higher by about $5,400,000, while sales of Dairy Farm Equipment declined by $2,900,000. The improvement in Processing Equipment shipments is directly related to higher order entry, primarily for Food Processing Equipment, and higher sales of Commercial Refrigeration pro-ducts. The variance in shipments for Dairy Farm Equipment was primarily on the domestic side and was due to the reasons mentioned above.

The gross profit rate for the nine months ended September 30, 1995, was 23.9% versus 24.2% for the comparable period of a year ago. The reasons for the variance in the gross profit rate between the first nine months in 1995 compared to the first nine months of 1994 are the same as those sited above for the third quarter of 1995 compared to the third quarter of 1994. The provision for LIFO was also greater for the first nine months of 1995 compared to the comparable period of 1994 due primarily to higher stainless steel prices, and this contributed to a lower gross profit rate.

Selling, general and administrative expenses increased by $347,000 for the first nine months of 1995 versus the first nine months of 1994. Increased expenditures for personnel, sales literature and travel were the reasons for the higher level of expenses.

Interest income for the nine months ended September 30, 1995, was approxi-mately $100,000 higher than the comparable period of 1994. Although the average level of investable funds was lower in 1995 as compared to 1994, the average interest rate was higher, which contributed to a higher level of interest income. The variance in interest expense between 1994 and 1995 is also due to the higher average interest rates. The increase in other income between 1995 and 1994 is attributable to improved results from the trucking operation and higher royalties.

The effective tax rates for the nine months ended September 30, 1995 and 1994, vary from the statutory rate (34%) primarily as a result of tax exempt interest and the lower effective tax rate for the FSC.

As previously reported, the labor contract with the Sheet Metal Workers Union (which covers a portion of the employees at the Springfield, Missouri plant) expired on June 11, 1994. Negotiations with union re-presentatives continued until an impasse was reached, and the Company implemented specific provisions of its final offer effective September 19, 1994. In November 1994, the Regional Director of the National Labor Relations Board also concluded that a lawful impasse had been reached in negotiations prior to the Company's implementation of its offer.

However, on December 22, 1994, the Regional Director of the National Labor Relations Board issued an unfair labor practice complaint against the Com-pany for refusing to supply information to union representatives about the personal health insurance claims of individual employees and their dependents. The Regional Director also reconsidered his previous conclu-sion and is now claiming that the parties had not reached a valid impasse at the time the Company implemented its offer in September.

A hearing on the unfair labor practice issues has been scheduled for December 11, 1995, and will be conducted by an administrative law judge of the National Labor Relations Board. A final determination on the charges may take up to two years, but management believes, based on an evaluation by counsel, that it will be successful in refuting the alle-gations of unfair labor practices.

Paul Mueller Company employs approximately 900 people, of which approxi-mately 375 at the Springfield, Missouri, facility are represented by the Sheet Metal Workers Union. The International Union called a strike be-ginning on July 25, 1995, and approximately 18 employees went out. During the month of August, an average of about 35 employees were on strike, and during the month of September, the average number striking was 60 em-ployees. Subsequent to the end of the quarter, more employees have joined the strike, and there are currently approximately 180 employees who have chosen to participate. No action has been taken by the Union to prevent those employees who continue to work from working.

The Company has continued production with the remaining work force and supervisory, technical, administrative and service personnel. With the reduction in the work force, the level of production has declined and efficiency has been hampered due to the relocation of work and the re-assignment of personnel to the plant to continue operations.

Several negotiating sessions with the Union were held during September and October of 1995. The Company extended a revised final offer to the Union during the October 11, 1995, meeting. The offer remains open for the Union's acceptance. No further negotiations are scheduled.

The Company has facilities located in Springfield, Missouri, and Osceola, Iowa. There are approximately 800 employees assigned to the Springfield facility. There are an additional 100 employees at the Iowa facility, none of which are represented by a labor union.

Looking forward, there are a number of factors that could affect results of operations for the balance of 1995. The above-mentioned strike con-tinues to have an adverse effect on the level of production and may affect the ability to secure future orders due to extended lead times. With respect to stainless steel, although steel suppliers are still assessing surcharges, steel prices are expected to be relatively stable for the balance of the year. As to the outlook for sales of domestic Dairy Farm Equipment, the market is expected to be soft for the balance of the year. The primary reasons for the outlook is lower milk production and higher feed prices, which are not conducive to strong demand for milk storage equipment. Economic problems in Mexico and Argentina and the ripple effect to other Latin American countries will continue to have a dampen-ing effect on export sales of Dairy Farm Equipment.

Sales backlog at September 30, 1995, was $27,200,000 compared to $21,500,000 at September 30, 1994. The September 30, 1995, backlog primarily represents orders that will be completed and shipped over the next twelve months.

FINANCIAL CONDITION

The consolidated financial condition and the liquidity of the Company at September 30, 1995, have not changed significantly since December 31, 1994. There are no significant commitments for capital expenditures at September 30, 1995.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

          a. Exhibits
                                                               Sequentially
             Exhibit                                             Numbered
             Number                    Exhibit                     Page
             ------  ------------------------------------------  --------

              (10)   (a) Paul Mueller Company Tax Savings
                         Plan and Trust, effective January 1,
                         1996, was adopted by the Board of
                         Directors on August 2, 1995...........     11

                     (b) Paul Mueller Company Dependent Care
                         Assistant Plan, effective January 1,
                         1996, was adopted by the Board of
                         Directors on August 2, 1995...........     22

                     (c) The First Amendment to the Paul
                         Mueller Company Employee Benefit
                         Plan was adopted by the Trustees on
                         October 12, 1995......................     25

                     (d) Amendment Number Five to the Paul
                         Mueller Company Salaried and Clerical
                         Employees Retirement Plan was adopted
                         by the Board of Directors on October 31,
                         1995..................................     26

              (27)   Financial Data Schedule...................     30

          b. Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended September 30, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PAUL MUELLER COMPANY

DATE:  November 1, 1995         /S/           DONALD E. GOLIK
       ----------------         ------------------------------------------
                                Donald E. Golik, Senior Vice President and
                                          Chief Financial Officer