Form 10-K405
period 1995-12-31
MUELLER PAUL CO
filed 1996-03-25
CIK 68726

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                   ----------------------------------
                                FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.  (Fee required.)

    For the fiscal year ended: December 31, 1995.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934. (No fee required.)

    For the transition period from: _______________ to _______________.

Commission File Number:  0-4791

                          PAUL MUELLER COMPANY
------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

                                Missouri
------------------------------------------------------------------------
     (State or other jurisdiction of incorporation or organization)

                               44-0520907
------------------------------------------------------------------------
                  (I.R.S. Employer Identification No.)

           1600 West Phelps, Springfield, Missouri    65802
------------------------------------------------------------------------
          (Address of principal executive offices)  (Zip Code)

                             (417) 831-3000
------------------------------------------------------------------------
          (Registrant's telephone number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

-------------------------    -------------------------------------------
  (Title of each class)      (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock par value $1 per share
------------------------------------------------------------------------
                            (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be con-tained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

State the aggregate market value of the voting stock held by nonaffili-ates of the Registrant: The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within 60 days prior to the date of filing. Aggregate market value on March 1, 1996, based on the last reported closing price: $ 23,803,450

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 15, 1996:

      Common stock, $1 par value, outstanding:  1,168,021 shares

Portions of the Proxy Statement for the annual meeting of shareholders to be held May 6, 1996, are incorporated by reference into Part III.

PART I

ITEM 1. - DESCRIPTION OF BUSINESS

     A.   GENERAL DEVELOPMENT OF BUSINESS

          The Registrant was incorporated under the laws of Missouri in 1946 as the successor to a business begun in 1940 to perform general sheet metal work, primarily for the building industry. In the mid-1940's, the Registrant expanded its operations to include the manufacture of poultry processing equipment and stainless steel cheese-making vats for dairy plants. The Registrant in 1955 began manufacturing stainless steel milk coolers for dairy farms and in 1960 began manufacturing stain-less steel storage tanks and discontinued its sheet metal operations. The Registrant purchased a water purification product line in January 1987. Today, the Registrant is one of the world's largest manufacturers of milk coolers for dairy farms. The Registrant is also one of the nation's leading manufacturers of standard and custom-made stainless steel pro-cessing equipment for the food and dairy, beverage, chemical and pharmaceutical, and other industries.

          The Registrant entered into a license agreement in January 1992 under which it acquired the right to manufacture and market water distillation equipment. The agreement provides that sales can be made on an exclusive basis to the water bottling industry and for industrial process water applica-tions; pharmaceutical, laboratory and medical applications; and for milk concentration. The license is exclusive for five years, but may become nonexclusive after three years if a specified level of sales is not achieved. The Registrant began selling equipment during 1992.

          The Registrant entered into license agreements in February 1994 under which they acquired the rights to manufacture and market evaporator assembly systems. The agreements provide the Registrant an exclusive license to manufacture and to sell or to sublicense its rights for the following applications: milk cooling on dairy farms; HVAC; gas turbine; process cooling of food and chemicals; and concentration of milk, fruit juices and acid solutions. The exclusive licenses are restricted to specific territories defined by application.
          The licenses are exclusive until expiration of the patents, but may become nonexclusive if royalties fail to equal speci-fied minimum levels for any calendar year. The Registrant began manufacturing and marketing in 1995.

          The Registrant has a license agreement with a Dutch company, which was extended during 1994 for five years, for the pro-duction and sale of Mueller Dairy Farm Equipment in Europe, which provides royalties for the Registrant.

     B.   FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

                         EARNINGS DATA BY INDUSTRY SEGMENT
                                         Dairy Farm   Processing
                                         Equipment    Equipment  Consolidated
                                        -----------  -----------  -----------
                                                         1995
                                        -------------------------------------
          Sales to unaffiliated
            customers.................. $17,954,458  $60,421,178  $78,375,636
                                        ===========  ===========  ===========
          Operating profit............. $ 2,545,379  $   819,115  $ 3,364,494
                                        ===========  ===========
          General corporate expenses...                            (1,815,617)
          Other income.................                             1,065,776
                                                                  -----------
          Income from operations
            before income tax..........                           $ 2,614,653
                                                                  ===========
          Identifiable assets at
            December 31................ $10,576,803  $24,430,407  $35,007,210
                                        ===========  ===========
          Corporate assets.............                            19,671,694
                                                                  -----------
          Total assets at December 31..                           $54,678,904
                                                                  ===========
          Additions to property,
            plant and equipment........ $   719,071  $ 1,017,864
                                        ===========  ===========
          Depreciation expense......... $   751,451  $ 1,143,519
                                        ===========  ===========
                                                         1994
                                        -------------------------------------
          Sales to unaffiliated
            customers.................. $22,897,565  $56,577,789  $79,475,354
                                        ===========  ===========  ===========
          Operating profit............. $ 4,276,870  $ 1,601,392  $ 5,878,262
                                        ===========  ===========
          General corporate expenses...                            (1,616,725)
          Other income.................                               829,429
                                                                  -----------
          Income from operations
            before income tax..........                           $ 5,090,966
                                                                  ===========
          Identifiable assets at
            December 31................ $10,777,972  $24,431,405  $35,209,377
                                        ===========  ===========
          Corporate assets.............                            19,040,859
                                                                  -----------
          Total assets at December 31..                           $54,250,236
                                                                  ===========
          Additions to property,
            plant and equipment........ $   810,454  $   934,853
                                        ===========  ===========
          Depreciation expense......... $   828,333  $ 1,276,872
                                        ===========  ===========
                                                         1993
                                        -------------------------------------
          Sales to unaffiliated
            customers.................. $21,057,295  $52,699,364  $73,756,659
                                        ===========  ===========  ===========
          Operating profit (loss)...... $ 4,132,061  $  (650,039) $ 3,482,022
                                        ===========  ===========
          General corporate expenses...                            (1,202,716)
          Other income.................                               575,350
                                                                  -----------
          Income from operations
            before income tax..........                           $ 2,854,656
                                                                  ===========
          Identifiable assets at
            December 31................ $10,215,876  $23,642,803  $33,858,679
                                        ===========  ===========
          Corporate assets.............                            19,088,616
                                                                  -----------
          Total assets at December 31..                           $52,947,295
                                                                  ===========
          Additions to property,
            plant and equipment........ $   531,088  $ 1,115,358
                                        ===========  ===========
          Depreciation expense......... $   770,629  $ 1,279,658
                                        ===========  ===========

     C.   NARRATIVE DESCRIPTION OF BUSINESS

          The Registrant's industry segments include Dairy Farm Equip-ment and Processing Equipment.

          The Dairy Farm Equipment segment includes sales of milk coolers, pre-coolers, automatic washing systems and heat recovery equipment to the dairy farm industry. The Dairy Farm Equipment segment includes sales to domestic and export markets.

          The Processing Equipment segment includes: (1) food, dairy, meat and poultry processing equipment; (2) beer, wine and beverage equipment; (3) chemical and pharmaceutical equipment;
          (4) industrial heat transfer equipment; (5) thermal energy storage equipment; and (6) water distilling/pure steam equip-ment.

          The food, dairy, meat and poultry processing equipment mar-kets include stainless steel storage and mixing tanks, food processors, cookers and coolers, and a variety of other custom-fabricated tanks.

          The beer, wine and beverage equipment markets include stain-less steel storage and fermentation tanks, brewhouse equipment and other special equipment for breweries, wineries, distil-leries and soft drink bottlers.

          The chemical, pharmaceutical and industrial equipment markets include stainless steel and other alloy pressure vessels and tanks, tank components, water purification products, systems and applications for a variety of heat transfer products, and thermal energy storage equipment.

          The Processing Equipment segment includes sales to the domes-tic and export markets.

          Information as to classes of products:

                              SALES DATA BY PRODUCT CATEGORY
                                (In Thousands of Dollars)
                                        1995          1994            1993
                                   -------------  -------------  -------------
                                            % of           % of           % of
                                           Total          Total          Total
                                    Sales  Sales   Sales  Sales   Sales  Sales
                                   ------- -----  ------- -----  ------- -----
          DAIRY FARM EQUIPMENT.... $17,955   23%  $22,897   29%  $21,057   29%

          PROCESSING EQUIPMENT
            Food and Beverage
               Equipment.......... $24,972   32%  $22,035   28%  $18,768   25%
            Chemical, Pharmaceuti-
               cal and Industrial
               Equipment..........  35,449   45%   34,543   43%   33,932   46%
                                   -------  ----  -------  ----  -------  ----
                                   $60,421   77%  $56,578   71%  $52,700   71%
                                   -------  ----  -------  ----  -------  ----
               TOTAL.............. $78,376  100%  $79,475  100%  $73,757  100%
                                   =======  ====  =======  ====  =======  ====

          Raw materials used in the fabrication of Registrant's products are readily available from sources in the United States. The Registrant purchases a component exclusively from a German vendor under a sales and supply agreement for its plate heat exchanger product line.

          Patents held by the Registrant generally are not considered significant to the successful conduct of each segment's busi-ness. Trademarks are registered for the Registrant's name and for the products sold in the Dairy Farm Equipment segment in the key markets served by the Registrant. These trademarks are considered significant to the successful conduct of the Dairy Farm Equipment segment business. Key license agreements that are maintained by the Registrant have been discussed in Section A above.

          In general, the seasonality of the Registrant's business seg-ments is not material.

          The Registrant carries a significant inventory of standard sizes of stainless steel coil and plate used in the manufac-ture of its products. For some Processing Equipment orders, stainless steel is specifically ordered for the project. The Registrant provides extended payment terms primarily on export shipments with payment secured generally by a letter of credit and to qualifying domestic Dairy Farm Equipment distributors. The Registrant requires down payments or progress payments on significant Processing Equipment orders.

          Sales of the Registrant's products are distributed among several customers, and sales to any one customer are not significant to total consolidated sales. Sales to any one customer did not exceed 10% of the Registrant's consolidated sales during 1995.

          The backlog of sales was approximately $29,300,000 at February 29, 1996, compared to approximately $22,700,000 at February 28, 1995. It is anticipated that substantially all of the February 29, 1996, backlog will be shipped in the current fiscal year.

          In the Processing Equipment segment, there are several com-petitors, most of which are smaller than the Registrant. In the Dairy Farm Equipment segment, there are relatively few competitors, and the Registrant is one of the largest manu-facturers of farm milk coolers in the world.

          During 1995, stainless steel prices rose significantly com-pared to the prior year. It appears, however, that increases in 1996 should be more moderate. Price increases have been announced by the major steel suppliers, but they are not effective until May 1996. European steel producers may pro-vide more competition in 1996, which will tend to stabilize prices. Also, there appears to be more stability in the market prices of molybdenum, nickel and chromium, which has been reflected in lower steel surcharges in recent months. The Registrant's products are priced to cover anticipated material prices. The principal methods of competition are price, quality, delivery and service.

          The Registrant spent $597,600 in 1995, $764,400 in 1994 and $875,800 in 1993 on research activities relating to the development of new products or services and the improvement of existing products or services. Eleven full-time adminis-trative employees are engaged in this activity.

          It is not anticipated that compliance with Federal, State and local provisions, which have been enacted or adopted regu-lating the discharge of materials into the environment or otherwise relating to the protection of the environment, will have a material effect upon the capital expenditures, earnings or competitive position of the Registrant and its subsidiary.

          The number of employees at December 31, 1995, was 881.

          As previously reported, the labor contract with the Sheet Metal Workers Union (which covers a portion of the employees at the Springfield, Missouri, plant) expired on June 11, 1994. Negotiations with union representatives continued until an impasse was reached, and the Registrant implemented specific provisions of its final offer effective September 19, 1994.
          In November 1994, the Regional Director of the National Labor Relations Board (NLRB) also concluded that a lawful impasse had been reached in negotiations prior to the Registrant's implementation of its offer.

          However, on December 22, 1994, the Regional Director of the NLRB issued an unfair labor practice complaint against the Registrant for refusing to supply information to union repre-sentatives about the personal health insurance claims of individual employees and their dependents and reversed his previous decision regarding the implementation of changes in wages and benefits. A hearing on the unfair labor practice issues has been scheduled for April 10, 1996, and will be conducted by an administrative law judge of the NLRB. A final determination on the charges may take up to two years, but management believes, based on an evaluation by counsel, that it will be successful in refuting these allegations of unfair labor practices.

          The Registrant currently employs nearly 900 people, of which approximately 400 at the Springfield, Missouri, facility are represented by the Sheet Metal Workers Union. The Inter-national Union called a strike beginning on July 25, 1995, and 18 employees went out. During the month of August, an average of 35 employees were on strike, and during the month of September, the average number striking was about 60 employees. At the beginning of the fourth quarter, the maximum number striking was approximately 185 employees. Subsequently, some employees have returned, and there are currently about 150 employees on strike. No action has been taken by the Union to prevent nonstriking employees from working.

          The Registrant continued production with the remaining work force and supervisory, technical, administrative and service personnel. With the reduction in the work force, the level of production declined and efficiency was hampered due to the relocation of work and the reassignment of personnel to the plant to continue operations. The Registrant has extended a revised final offer which remains open for the Union's acceptance. No further negotiations are scheduled, and the Registrant is hiring plant employees.

          The Registrant has facilities located in Springfield, Missouri, and Osceola, Iowa. There are approximately 800 employees assigned to the Springfield facility. There are an additional 100 employees at the Osceola facility, none of which are represented by a labor union.

     D. FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

          Information about the amounts of export sales is covered in
          Note 5 of the Notes to Consolidated Financial Statements found in Part II, Item 8, and is incorporated herein by reference.

          Export sales were about 47% Dairy Farm Equipment and 53% Pro-cessing Equipment during 1995.

ITEM 2. - PROPERTIES

     The Registrant's primary domestic manufacturing facilities are located in Springfield, Missouri, and occupy approximately 720,000 square feet on 50 acres of land. These facilities are owned by the Registrant, as is all of the equipment it uses. The original section of the present Springfield plant was built in 1950 and consisted of 23,720 square feet. Since then, the Registrant has added to this facility many times in the course of a continuing program for enlarging and modernizing its facilities and increasing its capabilities. The last addition of approximately 14,100 square feet were made in 1981. In February 1987, the Registrant acquired an additional manufacturing facility in Osceola, Iowa, which con-tains approximately 216,000 square feet.

ITEM 3. - LEGAL PROCEEDINGS

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business or matters for which insurance coverage is adequate, which involves the Regis-trant, nor is any director, officer or any management security holder involved in any litigation that could adversely affect the Registrant.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Registrant did not submit any matter to a vote of security holders, through a solicitation of proxies or otherwise, during the fourth quarter of 1995.

ITEM 10. (from PART III) - EXECUTIVE OFFICERS OF THE REGISTRANT

            Name          Age         Position(s) with Registrant
     -------------------  ---  -----------------------------------------
     Paul Mueller<F1>     80   Chairman of the Board and Director
     Daniel C. Manna<F1>  49   President and Director
     Donald E. Golik<F1>  52   Senior Vice President and Chief Financial
                                  Officer, Secretary and Director

<F1> Individual has been employed by the Registrant through the past five years.

     Each of the above officers was elected to serve until the next annual meeting of the Board of Directors, which will be held on May 6, 1996, and until his successor shall have been duly elected and qualified or until his earlier resignation or removal.

PART II

ITEM 5. - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The Registrant's common stock is traded on the NASDAQ National Market tier of The NASDAQ Stock Market(SM) under the symbol MUEL. As of December 31, 1995, there were approximately 360 shareholders of record and approximately 660 beneficial shareholders.

     Market high and low prices and quarterly cash dividends in 1995 and 1994 were as follows:

                       1995 Quarter Ended              1994 Quarter Ended
                 ------------------------------  ------------------------------
                 Mar 31  Jne 30  Spt 30  Dec 31  Mar 31  Jne 30  Spt 30  Dec 31
                 ------  ------  ------  ------  ------  ------  ------  ------
     MARKET PRICE
     OF STOCK
     High....... 31-3/4  33-1/2  37-3/4  34-1/4  35      35-1/4  33      33-3/4
     Low........ 27      29      29-1/2  30 7/8  33      31      29-1/4  28-1/2

     CASH
     DIVIDENDS
     Declared
     per share.. $0.50   $0.50   $0.50   $0.50   $0.50   $0.50   $0.50   $0.50

ITEM 6. - SELECTED FINANCIAL DATA

                    SELECTED FINANCIAL DATA - FIVE-YEAR SUMMARY
                       1995        1994        1993        1992        1991
                   ----------- ----------- ----------- ----------- -----------
     Net sales.... $78,375,636 $79,475,354 $73,756,659 $74,620,088 $75,065,172
     Net income... $ 1,954,653 $ 3,510,966 $ 2,217,656 $ 2,916,604 $ 3,310,943
     Earnings per
     common share.      $ 1.67      $ 3.01      $ 1.90      $ 2.50      $ 2.83
     Weighted aver-
     age common
     shares out-
     standing.....   1,168,021   1,168,021   1,168,021   1,168,021   1,168,021
     Dividends
     declared per
     common share.       $2.00       $2.00       $2.00       $2.00       $2.00
     Total assets. $54,678,904 $54,250,236 $52,947,295 $53,005,481 $51,479,877
     Long-term
     debt......... $   161,434 $ 3,153,747 $ 3,153,747 $ 3,153,747 $ 3,153,747

ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OPERATING RESULTS

     The primary factors affecting 1995 results were a lower level of Dairy Farm Equipment sales, a strike that commenced during the third quarter, and a significant LIFO provision.

     SALES -- Comparative consolidated sales for the past three years were as follows:

                                                Sales
                                   ------------------------------
                                      (in thousands of dollars)
                                     1995       1994       1993
                                   --------   --------   --------
          Dairy Farm Equipment.... $ 17,955   $ 22,897   $ 21,057
          Processing Equipment....   60,421     56,578     52,700
                                   --------   --------   --------
                                   $ 78,376   $ 79,475   $ 73,757
                                   ========   ========   ========

     Sales of Dairy Farm Equipment decreased by $4,942,000 during 1995 compared to 1994. Approximately 80% of the decline was attribu-table to domestic operations, with the balance reflecting lower export sales. Domestically, the combination of lower milk prices, poor weather conditions (beginning with wet, rainy conditions in the western states followed by hot, dry conditions in the midwest and upper midwest), high feed prices, and low beef prices all combined to adversely affect the profitability of dairy farmers. These conditions, coupled with only a slight increase in milk production during 1995, contributed to reduced demand for milk cooling and storage capacity. With respect to export operations, the unsettled economic conditions in Mexico and Argentina hampered our ability to export to these key markets. Although we were able to increase sales to other export markets, they were not sufficient to offset the significant declines we experienced in Mexico and Argentina.

     During 1994, sales of Dairy Farm Equipment improved by $1,840,000, and the higher level of sales was virtually all related to a 34% increase in unit sales of milk coolers to the export market. Sales were particularly strong in North America, South America and the Far East during 1994. Domestically, the dairy farm economy was generally favorable during 1994, and sales of Dairy Farm Equipment were at a level comparable to 1993. The average milk price paid to farmers was approximately the same as in 1993, and feed prices were at reasonable levels.

     For 1996, milk production is expected to be relatively stable compared to 1995, and the average milk price is expected to be somewhat higher than last year. However, the current high level of feed prices is significantly increasing the operating costs of dairy farmers, and the market is expected to remain relatively soft until there is some indication that feed prices will revert to more reasonable levels. Economic conditions in the international mar-kets are expected to be relatively stable in 1996 compared to 1995. In 1996, we expect continued growth in the United Kingdom market for dairy farm equipment and some recovery in the Mexican and Argentine economies.

     In the domestic Dairy Farm Equipment market, farm consolidation continues to shift to fewer farm operations, but with larger milk cooling and storage capacity requirements. The Registrant is well positioned to meet the cooling and storage requirements of the mar-ketplace, and any impact on revenues and profitability will depend upon the rate at which farm consolidation occurs.

     During 1995, sales of Processing Equipment improved by $3,843,000 compared to 1994 levels. Favorable economic conditions, particu-larly strong capital expenditures, led to an increase in order entry and sales during 1995 for our more traditional custom-fabricated products, such as Food Processing Equipment, Component Products and Temp-Plate Heat Transfer Surface. The balance of the increase occurred in Commercial Refrigeration and was primarily for Thermal Energy Storage Equipment. The overall improvement in Processing Equipment order entry during 1995 was about 21%.
     In spite of the increase in order entry, shipments of custom-fabricated products during 1995 were hampered by the strike by the Sheet Metal Workers Union, which began during the third quarter. Additionally, export sales of Processing Equipment were approxi-mately 10% lower during 1995 compared to 1994.

     Sales of Processing Equipment improved by about 7% during 1994 compared to 1993 levels. Although the backlog of Processing Equipment at the beginning of 1994 was at about the same level as the beginning of 1993, the expansion of the overall domestic economy, particularly improved capital expenditures, led to an increase in order entry and shipments during 1994 for products such as Food Processing Equipment and Component Products. Additionally, export sales of Processing Equipment were about $1,400,000 higher during 1994 compared to 1993.

     Indications to date are that 1996 market conditions for Processing Equipment are comparable to those experienced during 1995. Al-though the outlook is for capital expenditures to continue to rise during 1996, the rate of increase is expected to be less than that experienced during 1995. With a beginning backlog of Processing Equipment that is $6,000,000 higher than it was at the start of 1995, our level of sales in 1996 will depend on how quickly a nor-mal capacity level can be regained for custom-fabricated Processing Equipment. Also during 1996, our level of order entry and sales will depend on a favorable capital expenditure environment and our ability to remain competitive with respect to delivery lead times. Although stainless steel prices rose significantly during 1995, it appears that the increases during 1996 should be more moderate. Price increases have been announced by the major steel suppliers, but they are not effective until May 1996. Also, there appears to be more stability in the market prices of molybdenum, nickel and chromium, which has been reflected in lower steel surcharges in recent months.

     As previously reported, the labor contract with the Sheet Metal Workers Union (which covers a portion of the employees at the Springfield, Missouri, plant) expired on June 11, 1994. Negotia-tions with union representatives continued until an impasse was reached, and the Registrant implemented specific provisions of its final offer effective September 19, 1994. In November 1994, the Regional Director of the National Labor Relations Board (NLRB) also concluded that a lawful impasse had been reached in negotiations prior to the Registrant's implementation of its offer.

     However, on December 22, 1994, the Regional Director of the NLRB issued an unfair labor practice complaint against the Registrant for refusing to supply information to union representatives about the personal health insurance claims of individual employees and their dependents and reversed his previous decision regarding the implementation of changes in wages and benefits. A hearing on the unfair labor practice issues has been scheduled for April 10, 1996, and will be conducted by an administrative law judge of the NLRB.
     A final determination on the charges may take up to two years, but management believes, based on an evaluation by counsel, that it will be successful in refuting these allegations of unfair labor practices.

     The Registrant currently employs nearly 900 people, of which approximately 400 at the Springfield, Missouri, facility are repre-sented by the Sheet Metal Workers Union. The International Union called a strike beginning on July 25, 1995, and 18 employees went out. During the month of August, an average of 35 employees were on strike, and during the month of September, the average number striking was about 60 employees. At the beginning of the fourth quarter, the maximum number striking was approximately 185 em-ployees. Subsequently, some employees have returned, and there are currently about 150 employees on strike. No action has been taken by the Union to prevent nonstriking employees from working.

     The Registrant continued production with the remaining work force and supervisory, technical, administrative and service personnel. With the reduction in the work force, the level of production de-clined and efficiency was hampered due to the relocation of work and the reassignment of personnel to the plant to continue opera-tions. The Registrant has extended a revised final offer which remains open for the Union's acceptance. No further negotiations are scheduled, and the Registrant is hiring plant employees.

     The Registrant has facilities located in Springfield, Missouri, and Osceola, Iowa. There are approximately 800 employees assigned to the Springfield facility. There are an additional 100 employees at the Osceola facility, none of which are represented by a labor union.

     Total Registrant sales backlog was $25,700,000 at December 31, 1995, versus $19,500,000 and $21,200,000 at the end of 1994 and 1993, respectively. The Processing Equipment backlog was $22,200,000, $16,200,000 and $18,000,000 at the end of 1995, 1994
     and 1993, respectively, with the remaining balance in each year attributable to Dairy Farm Equipment. Substantially all of the December 31, 1995, backlog will be shipped during the current year.

     OPERATING INCOME -- Operating income for 1995 was $1,549,000 com-pared to $4,262,000 for 1994. The major factors contributing to the decrease in operating income, in comparing 1995 to 1994, were the decline in sales, the effects of the strike, and the large
     LIFO provision. In addition to the sales decrease, gross mar-gins declined due to the lower proportion of Dairy Farm Equipment sales, which have high margins. Also, the strike adversely im-pacted efficiency, particularly on custom-fabricated Processing Equipment, and contributed to higher indirect manufacturing costs. During 1995, the considerable increase in stainless steel prices required a significant LIFO provision, which had the effect of reducing operating income by approximately $1,789,000. In compari-son, the LIFO adjustment was favorable during 1994, which had the effect of increasing operating income by about $306,000. The de-cline in selling, general and administrative expenses related to lower costs for warranty and service, manufacturers' representa-tive's commissions, insurance, and product development.

     Operating income for 1994 was $4,262,000 compared to $2,279,000 for 1993. The major factor contributing to the increase in operating income, when comparing 1994 to 1993, was the increase in sales of approximately $5,719,000. The gross profit rate also improved to 25.8% for 1994 compared to 24.3% for 1993. In addition to the sales increase, the improvement was the result of an increase in gross margins, as pricing was better for custom-fabricated Processing Equipment. The gross profit rate was also favorably affected by a decrease in manufacturing burden. The higher selling, general and administrative expenses were primarily in the sales area, with higher costs incurred for sales promotional materials, advertising, and manufacturers' representative's com-missions.

     The profitability of Processing Equipment is much lower than for Dairy Farm Equipment, as a substantial number of Processing Equip-ment projects are engineered-to-order. These projects require much greater support from the Sales, Engineering and Manufacturing Departments and a higher degree of skill to fabricate. Also, the risks of manufacturing are greater because the products are custom-designed and built and, in general, the chances of misin-terpretation, errors and mistakes are much greater than with a standard product. Many of the projects are bid among several possible suppliers, which tends to make pricing very competitive. In addition, there is a risk of adverse material price variances on some projects in periods of rising prices due to relatively long lead times between quotation and completion. In 1996, the profit-ability of Processing Equipment will be adversely affected by the inefficiencies that are a direct result of the ongoing strike.

     Dairy Farm Equipment, in contrast, is a standard product, and engineering designs have been well defined and manufacturing methods have been refined for efficiency. The proprietary nature of the product also permits more attractive pricing. There are relatively few competitors, and the Registrant is the largest domestic manufacturer of dairy farm milk coolers.

     Inflation is a factor that affects the cost of operations, and the Registrant seeks ways to minimize the effect on operating results. To the extent permitted by competitive conditions, higher material prices, labor costs and operating costs are passed on to the cus-tomer by increasing prices. The Registrant uses the LIFO method of accounting for inventories, and under this method, the cost of products sold, as reported in the financial statements, approxi-mates the current replacement cost. Additionally, the Registrant uses accelerated depreciation methods in charging depreciation ex-pense to current operations, which to a certain extent offsets the effect of the increased cost of replacement productive capacity.

     OTHER INCOME (EXPENSE) -- Interest income increased during 1995 compared to 1994, as the average interest rate was higher in spite of the fact that the average level of investable funds was lower. Interest income increased during 1994, as the average level of investable funds and the average interest rate were both higher during 1994 compared to 1993. Interest expense amounts in 1995, 1994 and 1993 are consistent with the interest rate levels during those years. Other income for 1995 and 1994 were both higher than the previous year due to increased royalty income, improved trucking operation results, and higher miscellaneous income.

     PROVISION FOR INCOME TAXES -- The effective tax rates were 25.2%, 31% and 22.3% in 1995, 1994 and 1993, respectively. The effective tax rates for 1995, 1994 and 1993 were below the statutory rate (34%) primarily as a result of tax-exempt interest, tax credits, and the lower effective tax rate for the foreign sales corporation.

     FINANCIAL CONDITION

     LIQUIDITY - CAPITAL RESOURCES -- Working capital was $23,508,000 at December 31, 1995, down from $27,024,000 at December 31, 1994. The current ratio, a measure of liquidity, was 2.48 at December 31, 1995, versus 3.28 at December 31, 1994. The reduction in working capital and the lower current ratio is primarily related to the reclassification of a $3,000,000 bond issue due December 1, 1996, to current liability status. Advance billings were $6,139,000 and $3,248,000 at December 31, 1995 and 1994, respectively. The in-crease is related to the larger Processing Equipment backlog at December 31, 1995, compared to December 31, 1994.

     Net cash provided by operations was $5,160,000 in 1995, $3,615,000 in 1994 and $5,783,000 in 1993. The 1995 cash flow was primarily attributable to net income, depreciation and amortization expense, a decrease in accounts and notes receivable, and an increase in advance billings. The 1994 cash flow was primarily attributable to net income and to depreciation and amortization expense. In 1993, the cash flow was primarily attributable to net income, deprecia-tion and amortization expense, and a decrease in accounts and notes receivable.

     Capital expenditures for the most recent three years were $2,284,000 in 1995, $1,635,000 in 1994, and $2,108,000 in 1993.
     The level of planned capital expenditures for 1996 is $2,800,000, none of which has been committed as of December 31, 1995. Antici-pated expenditures are primarily for replacement plant equipment to maintain quality and to improve efficiency. Management has the discretion of lowering the level of expenditures if operating re-sults deviate from budgeted performance.

     The Registrant does not have a bank borrowing facility, and manage-ment expects that cash flows provided by operations and the strong cash and investment position will continue to be sufficient to satisfy the Registrant's working capital requirements, normal capital expenditure needs, and anticipated dividends. A policy of requiring down payments and progress payments on large Processing Equipment orders has had a favorable effect on cash flows. Manage-ment expects internally generated funds to be sufficient to finance operations, and this is consistent with historical performance.

     As previously reported, an additional domestic manufacturing facility was purchased in February 1987, and as part of the trans-action, a $3,000,000 Floating Rate Weekly Demand Industrial
     Development Revenue Bond issue was assumed, with the total amount due on December 1, 1996.

     In October 1994, Statement of Financial Accounting Standards (SFAS) No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," was issued. The statement was effective for the Registrant's 1995 fiscal year, and it did not to have a significant effect on the disclosures to these consoli-dated financial statements.

     SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," was issued in March 1995, effective for the Registrant's 1996 fiscal year. The adop-tion of SFAS No. 121 is not expected to have a material effect on the Registrant's financial position or results of operations.

     In October 1995, SFAS No. 123, "Accounting for Stock-Based Com-pensation," was issued. The statement is effective for the Registrant's 1996 fiscal year, and the adoption of SFAS No. 123 is not expected to have a material effect on the Registrant's financial position or results of operations.

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1995 and 1994
                                                          1995         1994
                                                      -----------  -----------
ASSETS
------
Current Assets:
  Cash (Note 1).....................................  $ 2,491,167  $ 1,874,265
  Available-for-sale investments, at market (Note 1)   12,063,140   12,211,320
  Accounts and notes receivable, less reserve of
      $531,601 in 1995 and $679,018 in 1994 for
      doubtful accounts (Note 1)....................   13,033,660   14,839,477
  Inventories (Note 1) -
    Raw materials and components....................  $ 6,891,452  $ 6,035,473
    Work-in-process.................................    2,065,719    1,875,197
    Finished goods..................................    2,240,684    1,468,812
                                                      -----------  -----------
                                                      $11,197,855  $ 9,379,482
  Prepayments.......................................      617,445      592,778
                                                      -----------  -----------
          Total Current Assets......................  $39,403,267  $38,897,322
Other Assets (Notes 2 and 3)........................    3,845,380    3,837,085
Property, Plant and Equipment - at cost
    (Notes 1 and 4) -
  Land and land improvements........................  $ 2,600,374  $ 2,587,213
  Buildings.........................................   10,260,250   10,093,029
  Shop equipment....................................   22,979,146   22,841,574
  Transportation, office & other equipment..........    9,067,799    9,077,123
  Construction-in-progress..........................      405,061      186,621
                                                      -----------  -----------
                                                      $45,312,630  $44,785,560
  Less - Accumulated depreciation...................   33,882,373   33,269,731
                                                      -----------  -----------
                                                      $11,430,257  $11,515,829
                                                      -----------  -----------
                                                      $54,678,904  $54,250,236
                                                      ===========  ===========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
Current Liabilities:
  Current maturities of long-term debt (Note 4).....  $ 3,000,000  $         -
  Accounts payable..................................    1,960,823    2,286,277
  Accrued expenses -
    Income taxes (Note 3)...........................      333,599      775,558
    Payrolls........................................    1,814,523    2,167,505
    Vacations.......................................    1,574,353    1,598,539
    Other...........................................    1,073,379    1,797,265
  Advance billings..................................    6,138,892    3,248,309
                                                      -----------  -----------
          Total Current Liabilities.................  $15,895,569  $11,873,453
Other Long-Term Liabilities (Notes 2 and 4).........    1,218,591    4,430,650
Contingencies (Note 6)..............................
Shareholders' Investment:
  Common stock, par value $1 per share--Authorized
      20,000,000 shares--Issued 1,342,325 shares....  $ 1,342,325  $ 1,342,325
  Preferred stock, par value $1 per share--
      Authorized 1,000,000 shares--No shares issued.            -            -
  Paid-in surplus...................................    4,306,728    4,306,728
  Retained earnings.................................   34,469,724   34,851,113
                                                      -----------  -----------
                                                      $40,118,777  $40,500,166
  Less - Treasury stock, 174,304 shares, at cost....    2,554,033    2,554,033
                                                      -----------  -----------
                                                      $37,564,744  $37,946,133
                                                      -----------  -----------
                                                      $54,678,904  $54,250,236
                                                      ===========  ===========

  The accompanying notes are an integral part of these balance sheets.

                      CONSOLIDATED STATEMENTS OF INCOME
            For the Years Ended December 31, 1995, 1994 and 1993
                                            1995         1994         1993
                                        -----------  -----------  -----------
Net Sales.............................. $78,375,636  $79,475,354  $73,756,659
Cost of Sales (Note 1).................  61,012,139   58,959,913   55,834,708
                                        -----------  -----------  -----------
  Gross profit......................... $17,363,497  $20,515,441  $17,921,951
Selling, General & Administrative
    Expenses (Note 1)..................  15,814,620   16,253,904   15,642,645
                                        -----------  -----------  -----------
  Operating income..................... $ 1,548,877  $ 4,261,537  $ 2,279,306
Other Income (Expense):
  Interest income...................... $   581,456  $   468,816  $   359,247
  Interest expense.....................    (129,608)     (98,861)     (85,993)
  Other, net...........................     613,928      459,474      302,096
                                        -----------  -----------  -----------
                                        $ 1,065,776  $   829,429  $   575,350
                                        -----------  -----------  -----------
      Income before provision
        for income taxes............... $ 2,614,653  $ 5,090,966  $ 2,854,656
Provision for Income Taxes (Note 3)....     660,000    1,580,000      637,000
                                        -----------  -----------  -----------
Net Income............................. $ 1,954,653  $ 3,510,966  $ 2,217,656
                                        ===========  ===========  ===========
Earnings per Common Share (Note 1).....      $ 1.67       $ 3.01       $ 1.90
                                             ======       ======       ======

    The accompanying notes are an integral part of these statements.

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
            For the Years Ended December 31, 1995, 1994 and 1993
               Common Stock                                 Treasury Stock
           --------------------   Paid-in    Retained   ---------------------
            Shares      Amount    Surplus    Earnings    Shares      Amount
           ---------  ---------  ---------  ----------  --------   ----------
                         $'s        $'s         $'s                    $'s
Balance
12-31-92   1,342,325  1,342,325  4,306,728  33,794,575  (174,304)  (2,554,033)

Add
(Deduct):
Net income         -          -          -   2,217,656         -            -
Dividends,
$2 per com-
mon share          -          -          -  (2,336,042)        -            -
           ---------  ---------  ---------  ----------  --------   ----------
Balance,
12-31-93   1,342,325  1,342,325  4,306,728  33,676,189  (174,304)  (2,554,033)

Add
(Deduct):
Net income         -          -          -   3,510,966         -            -
Dividends,
$2 per com-
mon share          -          -          -  (2,336,042)        -            -
           ---------  ---------  ---------  ----------  --------   ----------
Balance,
12-31-94   1,342,325  1,342,325  4,306,728  34,851,113  (174,304)  (2,554,033)

Add
(Deduct):
Net income         -          -          -   1,954,653         -            -
Dividends,
$2 per com-
mon share          -          -          -  (2,336,042)        -            -
           ---------  ---------  ---------  ----------  --------   ----------
Balance,
12-31-95   1,342,325  1,342,325  4,306,728  34,469,724  (174,304)  (2,554,033)
           =========  =========  =========  ==========  ========   ==========

       The accompanying notes are an integral part of these statements.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Years Ended December 31, 1995, 1994 and 1993
                                           1995         1994         1993
                                       -----------  -----------  -----------
Cash Flows from Operating Activities:
  Net income.......................... $ 1,954,653  $ 3,510,966  $ 2,217,656
  Adjustments to reconcile net income
      to net cash provided by
      operating activities:
    Bad debt expense..................     114,432      150,688      139,230
    Depreciation and amortization.....   2,507,260    2,739,943    2,809,168
    (Gain) on sales of equipment......      (7,711)     (62,354)      (7,874)
    Changes in assets and liabilities-
      Decrease (increase) in
          interest receivable.........      83,180       58,629     (145,309)
      Decrease (increase) in accounts
          and notes receivable........   1,691,385   (1,525,390)   1,552,595
      (Increase) in inventories.......  (1,818,373)    (511,433)    (114,362)
      (Increase) in prepayments.......     (24,667)    (151,324)      (3,488)
      (Increase) in other assets......    (150,295)    (635,065)    (724,992)
      (Decrease) in accounts payable..    (325,454)    (300,056)    (652,890)
      (Decrease) increase in
          accrued expenses............  (1,543,014)     981,893      (88,694)
      Increase (decrease) in
          advance billings............   2,890,583     (696,828)     309,863
      (Decrease) increase in other
          long-term liabilities.......    (212,059)      55,142      491,921
                                       -----------  -----------  -----------
        Net Cash Provided by
            Operating Activities...... $ 5,159,920  $ 3,614,811  $ 5,782,824

Cash Flows (Requirements) from
    Investing Activities:
  Proceeds from maturities
      of investments.................. $20,235,000  $18,665,226  $ 5,575,000
  Purchases of investments............ (20,170,000) (19,686,944)  (7,628,725)
  Proceeds from sales of equipment....      12,376       97,564       56,801
  Additions to property, plant
      and equipment...................  (2,284,352)  (1,634,742)  (2,107,877)
                                       -----------  -----------  -----------
        Net Cash (Required) by
          Investing Activities........ $(2,206,976) $(2,558,896) $(4,104,801)

Cash Flows (Requirements) from
    Financing Activities:
  Dividends paid...................... $(2,336,042) $(2,336,042) $(2,336,042)
                                       -----------  -----------  -----------
        Net Cash (Required) by
            Financing Activities...... $(2,336,042) $(2,336,042) $(2,336,042)
                                       -----------  -----------  -----------

Net Increase (Decrease) in Cash....... $   616,902  $(1,280,127) $  (658,019)

Cash at Beginning of Period...........   1,874,265    3,154,392    3,812,411
                                       -----------  -----------  -----------
Cash at End of Period................. $ 2,491,167  $ 1,874,265  $ 3,154,392
                                       ===========  ===========  ===========

       The accompanying notes are an integral part of these statements.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1995, 1994 and 1993

(1) SUMMARY OF ACCOUNTING POLICIES:

    PRINCIPLES OF CONSOLIDATION -- Paul Mueller Company specializes in the manufacture of high-quality stainless steel tanks and industrial processing equipment. The Registrant serves the food, beverage, chemical, pharmaceutical and other process industries and the dairy farm market. The financial statements include the accounts of the Registrant and its wholly owned subsidiary, Mueller International Sales Corporation, a foreign sales corporation (FSC) (Companies). All significant intercompany accounts and transactions have been eliminated in consolidation.

    The preparation of financial statements, in conformity with gener-ally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabil-ities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
    Actual results could differ from those estimates.

    REVENUE RECOGNITION AND RETAINAGES -- Revenue from sales of manufac-tured products is recognized upon passage of title to the customer, which generally coincides with shipment. Contracts with some cus-tomers provide for a portion of the sales amount to be retained by the customer for a period of time after completion of the con-tract. Retainages included in accounts receivable were $69,900 at December 31, 1995, and $489,600 at December 31, 1994.

    INVENTORIES -- The Registrant's inventories are recorded at the lower of cost, last-in, first-out (LIFO), or market. Cost includes material, labor and manufacturing burden required in the production of the Registrant's products.

    Under the first-in, first-out (FIFO) method of accounting, which approximates current cost, Registrant inventories would have been $8,978,736, $6,957,191, and $7,177,425 higher than those reported at
    December 31, 1995, 1994 and 1993, respectively.

    RESEARCH AND DEVELOPMENT -- Research and development costs are charged to expense as incurred and were $597,600 in 1995, $764,400 in 1994 and $875,800 in 1993.

    DEPRECIATION POLICIES -- The Registrant provides for depreciation expense using principally the double-declining balance method for new items and the straight-line method for used items. The economic useful lives for the more significant items within each property classification are as follows:

                                                        Years
                                                       -------
          Land improvements........................... 10 - 20
          Buildings...................................      40
          Shop equipment..............................  5 - 10
          Transportation, office and other equipment..  3 - 10

    Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation of assets retired are removed from the accounts and any resulting gains or losses are reflected in net income currently.

    EARNINGS PER COMMON SHARE -- The net income per share of common stock has been computed on the basis of weighted average shares outstanding (1,168,021 shares in 1995, 1994 and 1993).

    INVESTMENTS -- Effective January 1, 1994, the Registrant adopted the provisions of Statement of Financial Accounting Standards (SFAS)
    No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The adoption of SFAS No. 115 did not have a material effect on the Registrant's financial position or results of opera-tions. The Registrant classifies its investments in tax-exempt bonds and tax-exempt variable rate preferred stocks as available-for-sale and records them at market value. These securities are a part of the Registrant's asset/liability management program and may be sold in response to capital or liquidity needs. Investments in debt securities generally have maturities from three to twelve months. Available-for-sale investments on the accompanying conso-lidated balance sheets at December 31, 1995 and 1994, include:

                                                   1995         1994
                                               -----------  -----------
    Tax-exempt bonds.........................  $ 5,981,823  $ 9,575,442
    Tax-exempt preferred stocks..............    6,000,000    2,500,000
    Accrued interest.........................       81,317      135,878
                                               -----------  -----------
                                               $12,063,140  $12,211,320
                                               ===========  ===========

    Unrealized holding gains and losses were not material as of December 31, 1995 or 1994. There were no realized gains or losses during 1995 or 1994.

    STATEMENTS OF CASH FLOWS -- For purposes of the statements of cash flows, the Registrant considers all short-term highly liquid invest-ments in money market funds to be cash equivalents.

    Interest and income tax payments for each of the three years during the period ended December 31, 1995, were as follows:

                                      1995         1994         1993
                                  -----------  -----------  -----------
    Interest payments...........  $   129,300  $    98,900  $    86,000
                                  ===========  ===========  ===========
    Income tax payments.........  $ 1,275,200  $ 1,493,000  $ 1,331,300
                                  ===========  ===========  ===========

(2) RETIREMENT PLANS:

    The Registrant has a Profit Sharing and Retirement Savings Plan [401(k) plan] in which substantially all employees are eligible to participate. The plan provides for a match of employees' contri-butions up to a specified limit. The plan also has a profit-sharing feature whereby an additional match is made if the Registrant's net income reaches predetermined levels established annually by the Board of Directors. The funds of the plan are deposited with an insurance company and are invested at the employee's option in one or more investment funds. The Registrant's contributions to the plan were $289,800 for 1995, $404,500 for 1994 and $278,900 for
    1993.

    The Registrant has pension plans covering substantially all employees. Benefits under the plans are based either on final average pay or a flat benefit formula.

    Total pension expense under the plans was $98,700 in 1995, $7,900 in 1994 and $195,200 in 1993. Management's policy is to fund pension expense that is currently deductible for tax purposes.

    The following table sets forth the funded status of the plans at December 31, 1995 and 1994:

                                  Funded Status
    -------------------------------------------------------------------------
                                                            December 31
                                                     ------------------------
                                                         1995         1994
                                                     -----------  -----------
    Actuarial present value of accumulated benefit
      obligation, including vested benefits of
      $18,176,800 and $14,176,900 at December 31,
      1995 and 1994, respectively................... $20,215,400  $16,184,300
                                                     ===========  ===========
    Plans' assets at fair value, primarily listed
      stocks and insurance company investment funds. $26,115,400  $21,724,900
    Actuarial present value of projected benefit
      obligation for services rendered to date......  22,819,500   18,441,600
                                                     -----------  -----------
    Assets in excess of projected benefit obligation $ 3,295,900  $ 3,283,300
    Unrecognized net (gain).........................  (2,123,600)  (2,076,300)
    Unrecognized net (asset)........................  (1,862,000)  (2,212,500)
    Unrecognized prior service cost.................   1,517,300    1,652,700
                                                     -----------  -----------
    Prepaid pension asset........................... $   827,600  $   647,200
                                                     ===========  ===========

    Prepaid pension assets of $2,326,000 and $2,203,200 at December 31, 1995 and 1994, respectively, are included in other assets on the accompanying consolidated balance sheets. Pension liabilities of $1,498,400 and $1,556,000 at December 31, 1995 and 1994, respec-
    tively, are included in current and other long-term liabilities on the accompanying consolidated balance sheets.

    Net pension expense for the Registrant's plans includes the fol-lowing components:

                                      1995         1994         1993
                                  -----------  -----------  -----------
    Service cost - benefit
      earned during year........  $   662,700  $   794,900  $   835,500
    Interest cost on projected
      benefit obligation........    1,493,700    1,316,700    1,304,700
    Actual return on assets.....   (4,654,500)    (340,100)  (1,780,500)
    Amortization of
      unrecognized net assets...     (231,200)    (299,000)    (299,000)
    Deferred asset gain (loss)..    2,828,000   (1,464,600)     134,500
                                  -----------  -----------  -----------
    Net pension expense.........  $    98,700  $     7,900  $   195,200
                                  ===========  ===========  ===========

    The weighted average expected long-term rates of return on plan assets used in the determination of annual pension expense for 1995, 1994 and 1993 were 8.5%, 8.5% and 8.75%, respectively. The weighted average assumed discount rates used to measure the projected benefit obligation were 7.25% at December 31, 1995, and 8% at December 31, 1994. The assumed rate of compensation increase used to measure the projected benefit obligation was 4.5% at December 31, 1995 and 1994, for the applicable plan.

    Effective January 1, 1994, the Registrant adopted the provisions of SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The adoption of SFAS No. 112 did not have a material effect on the Registrant's financial position or results of operations.

(3) INCOME TAXES:

    Effective January 1, 1993, the Registrant adopted the provisions of SFAS No. 109, "Accounting for Income Taxes." The adoption of SFAS No. 109 did not have a material effect on the Registrant's financial position or results of operations.

    The provision for taxes on income from operations includes:

                                        1995        1994        1993
                                     ----------  ----------  ----------
    Current tax expense............  $  780,200  $1,667,900  $  985,700
    Deferred, net..................    (120,200)    (87,900)   (348,700)
                                     ----------  ----------  ----------
                                     $  660,000  $1,580,000  $  637,000
                                     ==========  ==========  ==========

    The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recog-nized, if appropriate. Net deferred tax assets of $935,600 and $815,400 at December 31, 1995 and 1994, respectively, are included in other assets on the accompanying consolidated balance sheets.
    The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities in the accompanying consolidated balance sheets is a result of the following:

                                                    1995        1994
                                                 ----------  ----------
    Deferred Tax Assets:
        Insurance..............................  $  155,000  $  207,700
        Vacation...............................     532,600     533,600
        Warranty...............................      83,500     153,800
        Doubtful accounts......................     196,700     251,200
        Healthcare benefits....................     156,000     182,300
        AMT carry-forward credit...............     384,500           -
        Other..................................     214,700     129,100
                                                 ----------  ----------
                                                 $1,723,000  $1,457,700
                                                 ==========  ==========
    Deferred Tax Liabilities:
        Depreciation...........................  $  291,000  $  272,700
        Pensions...............................     469,500     342,700
        Other..................................      26,900      26,900
                                                 ----------  ----------
                                                 $  787,400  $  642,300
                                                 ==========  ==========

    A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for each of the three years during the period ended December 31, 1995, follows:

                               1995              1994              1993
                         ----------------  ----------------  ----------------
                           Amount      %     Amount      %     Amount      %
                         ----------  ----  ----------  ----  ----------  ----
    Statutory federal
     income tax......... $  889,000  34.0  $1,730,900  34.0  $  970,600  34.0
    Increase (decrease)
     in taxes resulting
     from:
      State tax, net of
       federal benefit..     23,400   0.9      81,400   1.6      31,000   1.1
      Tax-exempt
       interest.........   (147,800) (5.7)   (117,900) (2.3)    (96,000) (3.4)
      Tax credits.......    (29,100) (1.1)    (69,900) (1.4)   (163,000) (5.7)
      FSC exempt income.   (105,400) (4.0)   (128,200) (2.5)    (86,500) (3.0)
        Other, net......     29,900   1.1      83,700   1.6     (19,100) (0.7)
                         ----------  ----  ----------  ----  ----------  ----
                         $  660,000  25.2  $1,580,000  31.0  $  637,000  22.3
                         ==========  ====  ==========  ====  ==========  ====

(4) DEBT:

    The accompanying consolidated balance sheets include a $3,000,000 Floating Rate Weekly Demand Industrial Development Revenue Bond issue due December 1, 1996. The bonds are secured by a letter of credit in the amount of the outstanding bonds and by a mortgage on the facility, which has a cost of $1,820,000. The average interest rate on the bonds was 4.06% and 3.03% during 1995 and 1994, respectively, and was 4.45% at December 31, 1995, and 4.40% at December 31, 1994. The Registrant has the option to redeem the bonds, in whole or in part, and the option to fix the interest rate during the term of the issue. The carrying value of the bonds approximates fair value due to the proximity of the maturity date.

(5) OPERATIONS BY INDUSTRY AND EXPORT SALES:

    A description of the various industries in which the Companies operate and a summary of operations by industry are included on pages 3 and 4 of this Form 10-K. The information included therein is incorporated as an integral part of these consolidated financial statements.

    The Registrant's export sales were $13,385,800 in 1995, $15,105,900 in 1994 and $11,785,500 in 1993.

    Export sales during 1995, 1994 and 1993, respectively, were made to the following geographic areas: North America - $4,275,800, $5,940,800 and $4,205,000; Asia and the Far East - $5,395,200,
    $5,176,300 and $4,733,800; and other areas - $3,714,800, $3,988,800 and $2,846,700.

    During 1995, 1994 and 1993, sales to any one customer were not in excess of 10% of consolidated sales.

(6) CONTINGENCIES:

    The Registrant employs nearly 900 people, of which approximately 400 are represented by the Sheet Metal Workers Union. The International Union called a strike beginning July 25, 1995, and currently about 150 employees are participating.

    The Registrant is self-insured for healthcare, workers' compensa-tion, general liability and products liability claims, subject to specific retention levels.

                 FINANCIAL HIGHLIGHTS BY QUARTER (UNAUDITED)
                    (In Thousands, Except Per Share Data)
                                       Quarter Ended
               ---------------------------------------------------------------
                   March 31        June 30       September 30    December 31
               --------------- --------------- --------------- ---------------
                 1995    1994    1995    1994    1995    1994    1995    1994
               ------- ------- ------- ------- ------- ------- ------- -------
                                                                 <F2>    <F3)
Net sales..... $15,764 $16,241 $22,216 $19,836 $21,186 $20,610 $19,210 $22,788
Gross
  profit<F1>.. $ 4,578 $ 3,974 $ 5,243 $ 4,638 $ 4,304 $ 5,107 $ 3,238 $ 6,796
Net income.... $   466 $   231 $ 1,027 $   589 $   419 $   934 $    43 $ 1,757
Earnings per
 common share.   $0.40   $0.20   $0.88   $0.50   $0.36   $0.80   $0.03   $1.51

<F1> Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that point, interim LIFO determinations must be based on management's estimate of expected year-end inventory levels and costs.

<F2> Results from operations for the fourth quarter of 1995 were adversely affected by a LIFO adjustment. The adjustment decreased net income by $234,400, or $0.20 per share.

<F3> Results from operations for the fourth quarter of 1994 were favor-
     ably affected by a LIFO adjustment. The adjustment increased net income by $794,400, or $0.68 per share.

                                   21

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Paul Mueller Company:

    We have audited the accompanying consolidated balance sheets of PAUL MUELLER COMPANY (a Missouri corporation) AND SUBSIDIARY as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Registrant's management. Our responsi-bility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reason-able basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paul Mueller Company and Subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the respon-sibility of the Registrant's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                              /s/  Arthur Andersen LLP
Kansas City, Missouri,
    February 15, 1996

ITEM 9. - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements on accounting principles or finan-cial statement disclosure with the independent public accountants.

PART III

ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information as to Directors of the Registrant required by Item 10 is included on pages 3 and 4 of the Registrant's Proxy Statement for the annual meeting of shareholders to be held May 6, 1996, and is incorporated herein by reference. The information concerning executive officers is set forth on page 7 of Part I hereof.

ITEM 11. - MANAGEMENT REMUNERATION AND TRANSACTIONS

     Information as to management remuneration and transactions required by Item 11 is included on pages 4 and 5 of the Registrant's Proxy Statement for the annual meeting of shareholders to be held May 6, 1996, and is incorporated herein by reference.

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

     Information as to security ownership of certain beneficial owners and management required by Item 12 is included on pages 2 and 3 of the Registrant's Proxy Statement for the annual meeting of share-holders to be held May 6, 1996, and is incorporated herein by reference.

ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information as to certain relationships and related transactions required by Item 13 is included on page 4 of the Registrant's Proxy Statement for the annual meeting of shareholders to be held May 6, 1996, and is incorporated herein by reference.

PART IV

ITEM 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K

     A. The financial statements and schedules, required under Part II-
        Item 8, are as follows:

        1. The consolidated financial statements of the Registrant and its subsidiary, for the year ended December 31, 1995:

           - Consolidated Balance Sheets..............December 31, 1995
                                                      and 1994
           - Consolidated Statements of Income........For years ended
                                                      December 31, 1995,
                                                      1994 and 1993
           - Consolidated Statements of
             Shareholders' Investment.................For years ended
                                                      December 31, 1995,
                                                      1994 and 1993
           - Consolidated Statements of Cash Flows....For years ended
                                                      December 31, 1995,
                                                      1994 and 1993
           - Notes to Consolidated Financial
             Statements...............................December 31, 1995,
                                                      1994 and 1993
           - Financial Highlights by Quarter..........For years ended
                                                      December 31, 1995
                                                      and 1994
           - Report of Independent Public Accountants

        2. Additional financial statement schedules included herein:

           -  Schedule II - Valuation and Qualifying Accounts....Page 26

           - All other schedules are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

        3. The exhibits set forth in the Exhibit Index found on pages 27 through 29.

     B. No reports on Form 8-K were filed by the Registrant during the last quarter of 1995.

SIGNATURES -

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual
Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PAUL MUELLER COMPANY

DATE   March 15, 1996          BY     /S/    DANIEL C. MANNA
       --------------             -------------------------------------
                                             Daniel C. Manna
                                                President
                                        (Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE   March 15, 1996          BY     /S/    DANIEL C. MANNA
       --------------             -------------------------------------
                                             Daniel C. Manna
                                                President
                                        (Chief Executive Officer)

DATE   March 15, 1996          BY     /S/     PAUL MUELLER
       --------------             -------------------------------------
                                              Paul Mueller
                                         Chairman of the Board
                                              and Director

DATE   March 15, 1996          BY     /S/    DONALD E. GOLIK
       --------------             -------------------------------------
                                             Donald E. Golik
                                  Senior Vice President, Chief Financial
                                    Officer and Secretary and Director

DATE   March 15, 1996          BY     /S/   ROBERT A. BECKER
       --------------             -------------------------------------
                                            Robert A. Becker
                                                Director

DATE   March 15, 1996          BY     /S/    JACK S. CURTIS
       --------------             -------------------------------------
                                             Jack S. Curtis
                                                Director

DATE   March 15, 1996          BY     /S/  WILLIAM B. JOHNSON
       --------------             -------------------------------------
                                           William B. Johnson
                                                Director

DATE   March 15, 1996          BY     /S/ CHARLES M. RUPRECHT
       --------------             -------------------------------------
                                          Charles M. Ruprecht
                                                Director

DATE   March 15, 1996          BY     /S/      WAYNE WELLS
       --------------             -------------------------------------
                                               Wayne Wells
                                                Director

                                                            SCHEDULE II

                   PAUL MUELLER COMPANY AND SUBSIDIARY
                    VALUATION AND QUALIFYING ACCOUNTS
               FOR THE THREE YEARS ENDED DECEMBER 31, 1995
                     Balance at   Charged to    Charged                   Balance
                     Beginning    Costs and     to Other                 at End of
                     of Period     Expenses     Accounts    Deductions     Period
                      --------     --------     --------     --------     --------
RESERVE FOR
DOUBTFUL ACCOUNTS
December 31, 1995...  $679,018     $ 20,465     $      -     $167,882<F1> $531,601
December 31, 1994...  $595,925     $142,991     $      -     $ 59,898<F1> $679,018
December 31, 1993...  $498,649     $230,188     $      -     $132,912<F1> $595,925

<F1> Accounts written off during the year.

                                   26

                             EXHIBIT INDEX
Number                          Description                          Page No.
------  -----------------------------------------------------------  --------
  (3)   ARTICLES OF INCORPORATION AND BY-LAWS - The Restated Arti-
        cles of Incorporation of the Registrant filed with the
        Secretary of State on May 20, 1991, and the Restated
        By-Laws of the Registrant dated May 6, 1991, attached
        as Exhibit (3), page 19, of the Registrant's Form 10-K for the year ended December 31, 1991, are incorporated herein
        by reference.

  (4)   INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS -

        (a) A specimen stock certificate (unlimited denomination) representing shares of the common stock, par value $1 per share, attached as Exhibit (4), page 69, of the Registrant's Form 10-K for the year ended December 31,
            1981, is incorporated herein by reference.

        (b) Shareholder Rights Plan, dated January 29, 1991, between
            Paul Mueller Company and United Missouri Bank of Kansas
            City, N.A., is incorporated by reference to Form 8-A under the Securities Exchange Act of 1934, dated
            January 31, 1991, and filed with the Securities and Exchange Commission on February 1, 1991.

 (10)   MATERIAL CONTRACTS -

        (a) The following Material Contracts, attached as Exhibit
            (10) of the Registrant's Form 10-Q for the quarter
            ended September 30, 1995, are incorporated herein by
            reference:
    CAPTION
                              Description                  Page No.
            ---------------------------------------------  --------
            1. Paul Mueller Company Tax Savings Plan and
               Trust, effective January 1, 1996, and
               adopted by the Board of Directors on
               August 2, 1995............................     11

            2. Paul Mueller Company Dependent Care Assis-
               tant Plan, effective January 1, 1996, and
               adopted by the Board of Directors on
               August 2, 1995............................     22
        (b) Paul Mueller Company Salaried and Clerical Employees
            Retirement Plan, as amended and restated effective
            January 1, 1989, and adopted by the Board of Directors
            of the Registrant on May 7, 1990, was attached as Exhi-
            bit (10), page 179, of the Registrant's Form 10-K for
            the year ended December 31, 1990, and is incorporated
            herein by reference.  Amendment Number One, effective
            October 29, 1991, was adopted by the Board of Directors
            on October 29, 1991, and Amendment Number Two, effective
            June 1, 1992, was adopted by the Board of Directors on
            May 4, 1992, and both were attached as Exhibit (10),
            page 18, of the Registrant's Form 10-K for the year
            ended December 31, 1992, and both are incorporated here-
            in by reference.  Amendment Number Three was adopted by
            the Board of Directors on July 26, 1994, and Amendment
            Number Four, effective January 1, 1994, was adopted by
            unanimous consent of the Executive Committee of the
            Board of Directors on December 5, 1994, and both were



Number                          Description                          Page No.
------  -----------------------------------------------------------  --------
            attached as Exhibit (10), page 59, of the Registrant's
            Form 10-K for the year ended December 31, 1994, and both
            are incorporated herein by reference.  Amendment Number
            Five to the Paul Mueller Company Salaried and Clerical
            Employees Retirement Plan, adopted by the Board of
            Directors on October 31, 1995, was attached as Exhibit
            (10), page 26, of the Registrant's Form 10-Q for the
            quarter ended September 30, 1995, and is incorporated
            herein by reference.

        (c) Paul Mueller Company Employee Benefit Plan, amended and restated as of March 22, 1995, and adopted by the Trus-tees on April 14, 1995, was attached as Exhibit (10), page 10, of the Registrant's Form 10-Q for the quarter ended March 31, 1995, and is incorporated herein by reference. The First Amendment, adopted by the Trustees on October 12, 1995, was attached as Exhibit (10), page
            25, of the Registrant's Form 10-Q for the quarter ended
            September 30, 1995, and is incorporated herein by reference.

        (d) The following Material Contracts, attached as Exhibit
            (10) of the Registrant's Form 10-K for the year ended
            December 31, 1994, are incorporated herein by reference:
    CAPTION
                              Description                  Page No.
            ---------------------------------------------  --------
            1. Paul Mueller Company Profit Sharing and
               Retirement Savings Plan, as restated effec-
               tive January 1, 1993, and adopted by the
               Trustees on June 22, 1994.................     15

            2. Paul Mueller Company Contract Employees
               Retirement Plan, restated effective
               January 1, 1992, and adopted November 17,
               1992, was attached as Exhibit (10), page
               22, of the Registrant's Form 10-K for
               the year ended December 31, 1992, and is
               incorporated herein by reference. Amend-
               ment Number One, effective September 19,
               1994, was executed October 20, 1994, and
               Amendment Number Two, effective January 1,
               1993, was executed December 2, 1994.......     67
        (e) Sales and Supply Agreement between Registrant and GEA
            Ahlborn GmbH dated October 1, 1993, attached as Exhibit
            (10), page 103, of the Registrant's Form 10-K for the
            year ended December 31, 1993, is incorporated herein by
            reference (portions of this Agreement have been omitted
            as confidential information and have been filed separ-
            ately with the Securities and Exchange Commission).

        (f) Exclusive License Agreement between Registrant and
            Superstill Technology, Inc. dated January 9, 1992,
            Addendum No. 1 dated January 28, 1992, and Addendum
            No. 2 dated June 15, 1992, were attached as Exhibit (10), page 120, of the Registrant's Form 10-K for the year ended December 31, 1993, and are incorporated herein by reference (portions of this Agreement and Addendums have been omitted as confidential information and have been filed separately with the Securities and Exchange
            Commission).



Number                          Description                          Page No.
------  -----------------------------------------------------------  --------
        (g) Agreement between Registrant and Sheet Metal Workers'
            International Association Local No. 208 dated June 12,
            1991, attached as Exhibit (10), page 59, of the
            Registrant's Form 10-K for the year ended December 31,
            1991, is incorporated herein by reference.

        (h) Agreement and Declaration of Trust for the Paul Mueller
            Company Employee Benefit Plan dated May 2, 1988, attached as Exhibit (10), page 107, of the Registrant's Form 10-K for the year ended December 31, 1988, is incorporated herein by reference.

        (i) Paul Mueller Company Salaried and Clerical Employees
            Retirement Trust, as amended August 11, 1981, was attached as Exhibit (10), page 318, of the Registrant's Form 10-K for the year ended December 31, 1981, and is incorporated herein by reference. The First Amendment to the trust, adopted by the Board of Directors on May 1, 1983, was attached as Exhibit (10), page 160, of the Registrant's
            Form 10-K for the year ended December 31, 1983, and is incorporated herein by reference.

        (j) Executive Compensation Plans and Arrangements:

             i. Paul Mueller Company Supplemental Executive Retire-
                ment Plan, effective January 1, 1996, adopted by the
                Board of Directors on February 8, 1996.............     30

            ii. Termination Agreement with Philip K. Daniels, Vice
                President - Sales and Marketing, dated November 11,
                1995...............................................     34

           iii. Severance Agreement with Philip K. Daniels, Vice
                President - Sales and Marketing, attached as Exhibit
                (10), page 13, of the Registrant's Form 10-Q for the quarter ended June 30, 1994, is incorporated herein by reference.

            iv. Agreement Not to Compete for Philip K. Daniels, Vice
                President - Sales and Marketing, attached as Exhibit
                (10), page 14, of the Registrant's Form 10-Q for the quarter ended June 30, 1994, is incorporated herein by reference.

             v. Executive Short-Term Incentive Plan, adopted
                January 31, 1995, attached as Exhibit (10), page 71,
                of the Registrant's Form 10-K for the year ended
                December 31, 1994, is incorporated herein by
                reference.
 (21)   SUBSIDIARIES OF THE REGISTRANT.............................     36

 (27)   FINANCIAL DATA SCHEDULE AS OF DECEMBER 31, 1995............     37

                                   29