Form 10-Q
period 1996-03-31
MUELLER PAUL CO
filed 1996-05-10
CIK 68726

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                    ----------------------------------
                                 FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934.  For the quarterly period ended March 31,
    1996, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Secu-rities Exchange Act of 1934. For the transition period from _______________ to _______________.

Commission File Number:  0-4791

                        PAUL MUELLER COMPANY
- ---------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

                              Missouri
- ---------------------------------------------------------------------
    (State or other jurisdiction of incorporation or organization)

                             44-0520907
- ---------------------------------------------------------------------
                (I.R.S. Employer Identification No.)

1600 W. Phelps Street., P O Box 828, Springfield, Missouri 65801-0828
- ---------------------------------------------------------------------
       (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  (417) 831-3000

- ---------------------------------------------------------------------
         (Former name, former address and former fiscal year,
                    if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all re-ports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes [X]    No [ ]

Indicate the number of shares outstanding of the issuer's Common Stock as of May 7, 1996: 1,168,021

PART I	-	FINANCIAL INFORMATION

The condensed financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in connection with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. This report reflects all adjust-ments which are, in the opinion of management, necessary for a fair statement of the results for the interim period.

                 PAUL MUELLER COMPANY AND SUBSIDIARY
                CONSOLIDATED CONDENSED BALANCE SHEETS
                       (Dollars in Thousands)

                                                    Mar. 31   Dec. 31
                                                      1995      1994
                                                    -------   -------
ASSETS
- ------
Current Assets:
  Cash............................................ $  1,683  $  2,491
  Available-for-sale investments, at market.......   13,905    12,063
  Accounts and notes receivable, less reserve
    of $558 at March 31, 1996, and $532 at
    December 31, 1995, for doubtful accounts......   13,708    13,034
  Inventories (Note 2) -
    Raw materials and components.................. $  5,902  $  6,891
    Work-in-process...............................    3,857     2,066
    Finished goods................................    2,454     2,241
                                                   --------  --------
                                                   $ 12,213  $ 11,198
  Prepayments.....................................      493       617
                                                   --------  --------
        Total Current Assets...................... $ 42,002  $ 39,403

Other Assets......................................    3,798     3,845

Property, Plant & Equipment, at cost.............. $ 45,782  $ 45,313
  Less - Accumulated depreciation.................   34,334    33,882
                                                   --------  --------
                                                   $ 11,448  $ 11,431
                                                   --------  --------
                                                   $ 57,248  $ 54,679
                                                   ========  ========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
- ----------------------------------------
Current Liabilities:
  Current maturities of long-term debt............ $  3,000  $  3,000
  Accounts payable................................    3,213     1,961
  Accrued expenses................................    6,420     4,796
  Advance billings................................    6,388     6,139
                                                   --------  --------
        Total Current Liabilities................. $ 19,021  $ 15,896
Other Long-Term Liabilities (Note 4)..............      746     1,218
Contingencies (Note 5)............................
Shareholders' Investment:
  Common stock, par value $1 per share - Autho-
    rized 20,000,000 shares - Issued 1,342,325
    shares........................................ $  1,342  $  1,342
Preferred stock, par value $1 per share - Autho-
    rized 1,000,000 shares - No shares issued.....        -         -
  Paid-in surplus.................................    4,307     4,307
  Retained earnings...............................   34,386    34,470
                                                   --------  --------
                                                   $ 40,035  $ 40,119
  Less - Treasury stock, 174,304 shares at
         March 31, 1996, and December 31, 1995,
         at cost..................................    2,554     2,554
                                                   --------  --------
                                                   $ 37,481  $ 37,565
                                                   --------  --------
                                                   $ 57,248  $ 54,679
                                                   ========  ========

 The accompanying notes are an integral part of these balance sheets.

                 PAUL MUELLER COMPANY AND SUBSIDIARY
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME
           (Dollars in Thousands Except Per Share Amounts)

                                                   Three Months Ended
                                                        March 31
                                                   ------------------
                                                     1996      1995
                                                   --------  --------
Net Sales........................................  $ 18,690  $ 15,764
Cost of Sales....................................    14,625    11,186
                                                   --------  --------
        Gross Profit.............................  $  4,065  $  4,578
Selling, General & Administrative Expenses.......     3,680     4,204
                                                   --------  --------
        Operating Income.........................  $    385  $    374

Other Income (Expense):
    Interest income..............................  $    168  $    164
    Interest expense (Note 4)....................       (27)      (30)
    Other, net...................................       187       124
                                                   --------  --------
                                                   $    328  $    258
                                                   --------  --------
Income from Operations before Provision
    for Income Taxes.............................  $    713  $    632
Provision for Income Taxes.......................       213       166
                                                   --------  --------
        Net Income...............................  $    500  $    466
                                                   ========  ========
Earnings per Common Share (Note 3)...............  $   0.43  $   0.40
                                                   ========  ========

   The accompanying notes are an integral part of these statements.

                 PAUL MUELLER COMPANY AND SUBSIDIARY
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                       (Dollars in Thousands)

                                                   Three Months Ended
                                                        March 31
                                                   ------------------
                                                     1996      1995
                                                   --------  --------
Cash Flows from Operating Activities:
  Net income.....................................  $    500  $    466
  Adjustments to reconcile net income to net
      cash provided (required) by operating
      activities:
    Bad debt expense.............................        57         4
    Depreciation and amortization................       607       594
    (Gain) on sales of fixed assets..............         0        (4)
    Changes in assets and liabilities -
      (Increase) decrease in interest receivable.       (32)       14
      (Increase) decrease in accounts and
          notes receivable.......................      (731)    2,269
      (Increase) in inventory....................    (1,015)   (6,450)
      Decrease in prepayments....................       124       207
      Decrease in other assets...................         8         4
      Increase in accounts payable...............     1,252     1,658
      Increase (decrease) increase in
          accrued expenses.......................     1,624       (77)
      Increase in advance billings...............       249     1,455
      (Decrease) in long-term liabilities........      (472)     (358)
                                                   --------  --------
          Net Cash Provided (Required)
            by Operations........................  $  2,171  $   (218)

Cash Flows Provided (Requirements) from
    Investing Activities:
  Proceeds from maturities of investments........  $  7,600  $  6,860
  Purchases of investments.......................    (9,410)   (6,025)
  Proceeds from sales of equipment...............         0         4
  Additions to property, plant and equipment.....      (585)     (478)
                                                   --------  --------
          Net Cash Provided (Required) by
            Investing Activities.................  $ (2,395) $    361

Cash Flows (Requirements) from Financing Activities:
  Dividends paid.................................  $   (584) $   (584)
                                                   --------  --------
          Net Cash (Required) by
            Financing Activities.................  $   (584) $   (584)
                                                   --------  --------
Net (Decrease) in Cash...........................  $   (808) $   (441)

Cash at Beginning of Period......................  $  2,491  $  1,874
                                                   --------  --------
Cash at End of Period............................  $  1,683  $  1,433
                                                   ========  ========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for -
    Interest.....................................  $     25  $     28
    Income taxes.................................       159       460

    The accompanying notes are an integral part of these statements.

                 PAUL MUELLER COMPANY AND SUBSIDIARY
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                       MARCH 31, 1996 AND 1995
                             (Unaudited)

1. The condensed financial statements include the accounts of Paul Mueller Company (Company) and its wholly owned subsidiary, Mueller International Sales Corporation. A summary of the significant accounting policies is included in Note 1 to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

2. Inventory is recorded at the lower of cost, last-in, first-out
   (LIFO), or market.

   Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time, interim LIFO determinations, including those at September 30, 1995, must necessarily be based on management's estimate of expected year-end inventory levels and costs. Since estimates of future inventory levels and prices are subject to many factors beyond the control of management, interim financial results are subject to final year-end LIFO inventory amounts. Accordingly, inventory components reported for the period ending March 31, 1996, are estimates based on management's know-ledge of the Company's production cycle, the costs associated with this cycle and the sales and purchasing volume of the Company.

3. The net income per share of Common Stock has been computed on the basis of weighted average shares outstanding: 1,168,021 for periods ended March 31, 1996, and March 31, 1995.

4. In 1987, the Company purchased an additional manufacturing facility in Osceola, Iowa, by assuming a $3,000,000 Floating Rate Weekly Demand Industrial Development Bond issue due December 1, 1996. The assets required included land, a building, equipment and inventory. The weighted average interest rate on a year-to-date basis as of March 31, 1996, and March 31, 1995, was 3.4% and 3.8%, respec-
   tively.

5. The Company currently employs over 900 people, of which approxi-mately 420 are represented by the Sheet Metal Workers Union. The International Union called a strike beginning July 25, 1995, and currently 145 employees are participating.

   The Company is self-insured for healthcare, workers' compensation, general liability and products liability claims, subject to speci-fic retention levels.

                 PAUL MUELLER COMPANY AND SUBSIDIARY
              MANAGEMENT'S ANALYSIS OF OPERATING RESULTS
                       AND FINANCIAL CONDITION

OPERATING RESULTS

The following is Management's discussion and analysis of the signifi-cant factors that have affected the Companies' earnings during the periods included in the accompanying Consolidated Condensed Statements of Income.

Net sales for the quarter ended March 31, 1996, were $18,690,000 ver-sus $15,764,000 for the first quarter of 1995. Sales of Processing Equipment increased by about $3,400,000, while Dairy Farm Equipment sales declined by $500,000 when comparing periods. The notable increase in Processing Equipment shipments was due primarily to the significantly larger backlog of Processing Equipment at December 31, 1995, as compared to December 31, 1994. Food and Pharmaceutical Processing Equipment, along with Accu-Therm, accounted for the largest increases in shipments for the first quarter of 1996. The decline in Dairy Farm Equipment shipments is due to a lower level of export shipments, as domestic shipments were approximately $200,000 higher. The decline in Dairy Farm Equipment export shipments was generally across the board in terms of markets and was related to lower order entry during the fourth quarter of 1995 and the first quarter of 1996 compared to the comparable quarters of the prior years. Factors adversely affecting order entry were the continuing economic problems in Mexico and Argentina and the ripple effect to other Latin American countries, and mad-cow disease in the United Kingdom during the first quarter of 1996.

The gross profit rate for the first quarter of 1996 was about 22% versus 29% for the same period of a year ago. The factors contri-buting to the lower gross profit percentage were lower margins and a higher level of manufacturing burden. Margins were lower, as a higher proportion of shipments were Food and Pharmaceutical Processing Equip-ment, which historically have lower margins. Additionally, these product lines have been most affected by the strike, which has resulted in significantly lower manufacturing efficiency rates. Manufacturing burden was higher for the first quarter of 1996 versus the first quarter of 1995, as expenditures for variable expenses were higher due to the higher level of shipments, coupled with higher expenditures that are a direct result of the strike (such as overtime and additional training costs). Additionally, there was a reduction in manufacturing burden absorption during the first quarter of 1996 compared to the first quarter of 1995, as shipments were higher and there was a reduction in the level of direct labor hours and an increase in labor inefficiency, both of which were related to the strike.

Selling, general and administrative expenses were lower by over $500,000 during the first quarter of 1996 compared to the first quarter of 1995. The decrease is a result of a lower level of expenditures for sales literature and catalogs, advertising, trade shows and consulting fees, and the receipt of a $312,000 group life insurance premium refund, of which $234,000 was credited to general and administrative expense.

Other income, net improved by $63,000 primarily as a result of higher trucking income due to increased revenue miles and miscellaneous income items.

The provisions for income taxes for the first quarter of 1996 and 1995 were less than the tax provisions calculated at the statutory rate (34%) due to the lower effective tax rate of the foreign sales corporation (FSC) and tax-exempt interest.

As previously reported, the labor contract with the Sheet Metal Workers Union (which covers a portion of the employees at the Springfield, Missouri, plant) expired on June 11, 1994. Negotiations with union representatives continued until an impasse was reached, and the Company implemented specific provisions of its final offer effective September 19, 1994. In November 1994, the Regional Director of the National Labor Relations Board (NLRB) also concluded that a lawful impasse had been reached in negotiations prior to the Company's implementation of its offer.

However, on December 22, 1994, the Regional Director of the NLRB issued an unfair labor practice complaint against the Company for refusing to supply information to union representatives about the personal health insurance claims of individual employees and their dependents and reversed his previous decision regarding the implemen-tation of changes in wages and benefits. A hearing on these and other unfair labor practice issues has been rescheduled to August 19, 1996, and will be conducted by an administrative law judge of the NLRB. A final determination of all the charges may take up to two years, but management believes, based on an evaluation by counsel, that there is no significant financial exposure to the Company.

The Company currently employs over 900 people, of which approximately 420 at the Springfield, Missouri, facility are represented by the Sheet Metal Workers Union. The International Union called a strike beginning on July 25, 1995, and currently there are 145 employees participating. No action has been taken by the Union to prevent nonstriking employees from working.

The Company has continued production with the remaining work force and the supervisory, technical, administrative and service personnel.
With the reduction in the work force, manufacturing efficiency has been hampered due to the reassignment of personnel to unfamiliar tasks, the redistribution of work within the Company, and the addition of new employees. The Company has implemented the provisions of its revised final offer effective April 1, 1996, which remains open for the Union's acceptance. No further negotiations are scheduled, and the Company is hiring plant employees.

The Company has facilities located in Springfield, Missouri, and Osceola, Iowa. There are approximately 800 employees assigned to the Springfield facility, and there are an additional 100 employees at the Osceola facility (none of which are represented by a labor union).

Looking to the balance of 1996, there are factors that could affect the results of operations. If there is expanded employee participa-tion for an extended period of time in the strike mentioned above, this could have an adverse effect on the level of production and the ability to secure orders. Although the price of stainless steel increased rapidly last year, stainless steel prices are expected to be much more stable during 1996. With respect to the sales outlook of domestic Dairy Farm Equipment, the milk prices paid to farmers are expected to increase during the year. However, feed prices have increased rapidly, which is having an adverse effect on the profita-bility of dairy farmers and the demand for new milk cooling and storage capacity. If the high feed prices continue, this could have an adverse effect on order entry and shipments. The economic problems in Mexico and Argentina and the ripple effect to other Latin American countries continue to have an adverse effect on our level of export activities in those markets.

The backlog of sales at March 31, 1996, was $26,546,000 versus
$25,984,000 at March 31, 1995. The March 31, 1996, backlog primarily represents orders that will be completed and shipped over the next twelve months.

FINANCIAL CONDITION

The consolidated financial condition and the liquidity of the Company at March 31, 1996, have not changed significantly since December 31, 1995. There are no significant commitments for capital expenditures at March 31, 1996.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

          a. Exhibits

                                                          Sequentially
             Exhibit                                        Numbered
             Number                    Exhibit                Page
             ------  -------------------------------------  --------
              (10)   a. Amendment Number Three to the Paul
                        Mueller Company Contract Employees
                        Retirement Plan, executed April 10,
                        1996...............................    10

                     b. Amendment Number Six to the Paul
                        Mueller Company Salaried and Cleri-
                        cal Employees Retirement Plan,
                        adopted by the Board of Directors
                        on May 6, 1996.....................    14

              (27)   Financial Data Schedule...............    16

          b. Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended March 31, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PAUL MUELLER COMPANY

DATE:  May 7, 1996              /S/         DONALD E. GOLIK
       -----------              --------------------------------------
                                Donald E. Golik, Senior Vice President
                                      and Chief Financial Officer