Form 10-Q
period 1996-06-30
MUELLER PAUL CO
filed 1996-08-05
CIK 68726

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                 ----------------------------------
                              FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Ex-change Act of 1934. For the quarterly period ended June 30, 1996, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securi-ties Exchange Act of 1934. For the transition period from _______ to _______.

Commission File Number:  0-4791

                        PAUL MUELLER COMPANY
- ----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

                              Missouri
- ----------------------------------------------------------------------
    (State or other jurisdiction of incorporation or organization)

                             44-0520907
- ----------------------------------------------------------------------
                (I.R.S. Employer Identification No.)

1600 W. Phelps Street, P.O. Box 828, Springfield, Missouri 65801-0828
- ----------------------------------------------------------------------
        (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  (417) 831-3000

- ----------------------------------------------------------------------
         (Former name, former address and former fiscal year,
                    if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all re-ports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes [X]    No [ ]

Indicate the number of shares outstanding of the issuer's Common Stock as of August 2, 1996: 1,168,021

PART I  -  FINANCIAL INFORMATION

The condensed financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements, prepared in accordance with generally accepted accounting princi-ples, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in con-nection with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. This report re-flects all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair statement of the results for the interim period.

                  PAUL MUELLER COMPANY AND SUBSIDIARY
                 CONSOLIDATED CONDENSED BALANCE SHEETS
                        (Dollars in Thousands)

                                                    June 30   Dec. 31
                                                      1996      1995
                                                    -------   -------
                                                  (Unaudited)
ASSETS
- ------
Current Assets:
  Cash............................................ $  3,705  $  2,491
  Available-for-sale investments, at market.......   12,324    12,063
  Accounts and notes receivable, less reserve of
    $610 at June 30,1996, and $532 at December 31,
    1995, for doubtful accounts...................   15,003    13,034
  Inventories (Note 2) -
    Raw materials and components.................. $  5,275  $  6,891
    Work-in-process...............................    3,134     2,066
    Finished goods................................    2,206     2,241
                                                   --------  --------
                                                   $ 10,615  $ 11,198
  Prepayments.....................................      744       617
                                                   --------  --------
      Total Current Assets........................ $ 42,391  $ 39,403
Other Assets......................................    3,793     3,845
Property, Plant & Equipment, at cost.............. $ 46,310  $ 45,313
  Less - Accumulated depreciation.................   34,879    33,882
                                                   --------  --------
                                                   $ 11,431  $ 11,431
                                                   --------  --------
                                                   $ 57,615  $ 54,679
                                                   ========  ========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
- ----------------------------------------
Current Liabilities:
  Current maturities of long-term debt............ $  3,000  $  3,000
  Accounts payable................................    3,586     1,961
  Accrued expenses................................    6,483     4,796
  Advance billings................................    5,781     6,139
                                                   --------  --------
      Total Current Liabilities................... $ 18,850  $ 15,896
Other Long-Term Liabilities (Note 4)..............      897     1,218
Contingencies (Note 5)............................
Shareholders' Investment:
  Common Stock, par value $1 per share -
    Authorized 20,000,000 shares - Issued
     1,342,325 shares............................. $  1,342  $  1,342
  Preferred Stock, par value $1 per share -
    Authorized 1,000,000 shares - No shares issued        -         -
  Paid-in surplus.................................    4,307     4,307
  Retained earnings...............................   34,773    34,470
                                                   --------  --------
                                                   $ 40,422  $ 40,119
  Less - Treasury stock, 174,304 shares at
         June 30, 1996, and December 31, 1995,
         at cost..................................    2,554     2,554
                                                   --------  --------
                                                   $ 37,868  $ 37,565
                                                   --------  --------
                                                   $ 57,615  $ 54,679
                                                   ========  ========

 The accompanying notes are an integral part of these balance sheets.

                  PAUL MUELLER COMPANY AND SUBSIDIARY
              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
            (Dollars in Thousands Except Per Share Amounts)
                              (Unaudited)

                               Three Months Ended   Six Months Ended
                                     June 30             June 30
                               ------------------  ------------------
                                 1996      1995      1996      1995
                               --------  --------  --------  --------
Net Sales..................... $ 21,526  $ 22,216  $ 40,216  $ 37,980
Cost of Sales.................   16,499    16,973    31,125    28,159
                               --------  --------  --------  --------
    Gross Profit.............. $  5,027  $  5,243  $  9,091  $  9,821
Selling, General &
  Administrative Expenses.....    3,819     3,973     7,498     8,178
                               --------  --------  --------  --------
    Operating Income.......... $  1,208  $  1,270  $  1,593  $  1,643
Other Income (Expense):
  Interest income............. $    160  $    131  $    328  $    295
  Interest expense (Note 4)...      (30)      (35)      (57)      (65)
  Other, net..................       80       145       267       270
                               --------  --------  --------  --------
                               $    210  $    241  $    538  $    500
                               --------  --------  --------  --------
Income from Operations before
  Provision for Income Taxes.. $  1,418  $  1,511  $  2,131  $  2,143
Provision for Income Taxes....      447       484       660       650
                               --------  --------  --------  --------
    Net Income................ $    971  $  1,027  $  1,471  $  1,493
                               ========  ========  ========  ========
Earnings per Common
  Share (Note 3).............. $   0.83  $   0.88  $   1.26  $   1.28
                               ========  ========  ========  ========

   The accompanying notes are an integral part of these statements.

                  PAUL MUELLER COMPANY AND SUBSIDIARY
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                        (Dollars in Thousands)
                             (Unaudited)

                                                    Six Months Ended
                                                         June 30
                                                   ------------------
                                                     1996      1995
                                                   --------  --------
Cash Flows from Operating Activities:
  Net income...................................... $  1,471  $  1,493
  Adjustments to reconcile net income to net
      cash provided by operating activities:
    Bad debt expense..............................       87        30
    Depreciation and amortization.................    1,241     1,222
    (Gain) on sales of fixed assets...............        -        (6)
    Changes in assets and liabilities -
      (Increase) decrease in interest receivable..      (96)        5
      (Increase) in accounts and notes receivable.   (2,056)   (1,070)
      Decrease (increase) in inventory............      583    (8,557)
      (Increase) in prepayments...................     (127)     (300)
      (Increase) decrease in other assets.........      (26)      110
      Increase in accounts payable................    1,625     1,849
      Increase in accrued expenses................    1,687       600
      (Decrease) increase in advance billings.....     (358)    1,641
      (Decrease) in long-term liabilities.........     (321)     (263)
                                                   --------  --------
        Net Cash Provided (Required) by Operations $  3,710  $ (3,246)

Cash Flows Provided (Requirements) from
    Investing Activities:
  Proceeds from maturities of investments......... $ 12,600  $ 12,535
  Purchases of investments........................  (12,765)   (7,525)
  Proceeds from sale of equipment.................        1         8
  Additions to property, plant and equipment......   (1,164)     (780)
                                                   --------  --------
        Net Cash (Required) Provided from
            Investing Activities.................. $ (1,328) $  4,238

Cash Flows (Requirements) from
    Financing Activities:
  Dividends paid.................................. $ (1,168) $ (1,168)
                                                   --------  --------
        Net Cash (Required) by
            Financing Activities.................. $ (1,168) $ (1,168)
                                                   --------  --------
Net Increase (Decrease) in Cash................... $  1,214  $   (176)
Cash at Beginning of Period.......................    2,491     1,874
                                                   --------  --------
Cash at End of Period............................. $  3,705  $  1,698
                                                   ========  ========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest...................................... $     61  $     61
    Income taxes..................................      544       762

   The accompanying notes are an integral part of these statements.

                  PAUL MUELLER COMPANY AND SUBSIDIARY
                NOTES TO CONDENSED FINANCIAL STATEMENTS
                        JUNE 30, 1996 AND 1995

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

   Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time, interim LIFO determinations, in-cluding those at June 30, 1996, must necessarily be based on management's estimate of expected year-end inventory levels and costs. Since estimates of future inventory levels and prices are subject to many factors beyond the control of management, interim financial results are subject to final year-end LIFO inventory amounts. Accordingly, inventory components reported as of June 30, 1996, are estimates based on management's knowledge of the Com-pany's production cycle, the costs associated with this cycle and the sales and purchasing volume of the Company.

3. The net income per share of Common Stock has been computed on the basis of weighted average shares outstanding: 1,168,021 shares for the three-month and six-month periods ended June 30, 1996 and 1995.

4. In 1987, the Company purchased an additional manufacturing facility in Osceola, Iowa, by assuming a $3,000,000 Floating Rate Weekly Demand Industrial Development Bond issue due December 1, 1996. The assets acquired included land, a building, equipment and inventory. The weighted average interest rate on a year-to-date basis as of June 30, 1996, and June 30, 1995, was 3.6% and 4.1%, respectively.

5. The Company currently employs over 900 people, of which approxi-mately 420 are represented by the Sheet Metal Workers Union. The International Union called a strike beginning July 25, 1995, and approximately 50 employees are currently participating.

   The Company is self-insured for healthcare, workers' compensation, general liability and products liability claims, subject to speci-fic retention levels.

                  PAUL MUELLER COMPANY AND SUBSIDIARY
               MANAGEMENT'S ANALYSIS OF OPERATING RESULTS
                        AND FINANCIAL CONDITION

OPERATING RESULTS

The following is Management's discussion and analysis of the signifi-cant factors which have affected the Companies' earnings during the periods included in the accompanying Consolidated Condensed Statements of Income.

Net sales for the second quarter ended June 30, 1996, were $21,526,000 versus $22,216,000 for the second quarter of 1995. The decline in shipments of $690,000 was all related to Dairy Farm Equipment, as sales of Processing Equipment were higher by about $470,000. The decline in Dairy Farm Equipment sales was primarily attributable to domestic operations, which were approximately $920,000 less for the second quarter of 1996 compared to the second quarter of 1995. Although milk prices continue to escalate, milk production has been lower in 1996 compared to 1995 and feed prices are currently at all-time high levels, which has contributed to curtailed purchases of milk cooling equipment by dairy farmers. Export sales of Dairy Farm Equipment continue to be adversely affected by the economic problems in Mexico and Argentina and the ripple effect to other Latin American countries and the effects of "mad cow" disease in the United Kingdom. Processing Equipment sales for the second quarter were favorably affected by shipments of Pharmaceutical Equipment and Pure Water Equipment, but were offset by lower sales of Commercial Refrigeration, as sales for the second quarter of 1995 included a large Commercial Refrigeration project.

The gross profit rate for the second quarter of 1996 was 23.4% versus 23.6% for the same period of a year ago. Gross margins were slightly better in the second quarter of 1996 compared to the second quarter of 1995, as we continue to improve our shop efficiency for Processing Equipment which was the product line most affected by the strike.

Selling, general and administrative expenses were lower by $154,000 for the second quarter of 1996 versus the second quarter of 1995. The factors contributing to the lower level of expense were lower manufac-turers' representative's commissions and reduced expenditures for sales literature and marketing support.

Interest income was higher in the second quarter of 1996, as the level of investable funds was greater than during the second quarter of 1995. Other income was lower in the second quarter of 1996, as truck-ing operating results and royalty income declined from the second quarter of 1995.

The effective tax rate for the three months ended June 30, 1996 and 1995, varied from the statutory tax rate (34%) primarily as a result of tax-exempt interest and the lower effective tax rate for the Foreign Sales Corporation (FSC).

Net sales for the six months ended June 30, 1996, were $40,216,000 versus $37,980,000 for the six months ended June 30, 1995. The in-crease in sales was solely attributable to Processing Equipment, as Dairy Farm Equipment sales were approximately $1,700,000 less than during the first six months of 1995. The increase in Processing Equipment sales related to higher shipments in Pharmaceutical and Food Processing Equipment, along with increased shipments in Water Purification Equipment. Improved sales of Processing Equipment were directly related to the higher backlog at December 31, 1995, compared to December 31, 1994. The decline in Dairy Farm Equipment sales was approximately 60% attributable to lower export sales, with the balance attributable to lower domestic sales. The reasons for the lower sales of Dairy Farm Equipment are those previously mentioned above.

The gross profit rate for the first six months of 1996 was 22.6% ver-sus 25.9% for the first six months of 1995. Factors contributing to the lower gross profit percentage were lower margins and a higher level of manufacturing burden. Margins were lower, as a higher pro-portion of shipments were in Food and Pharmaceutical Processing Equipment which historically have had lower margins. Additionally, these product lines have been most affected by the strike, which has resulted in significantly lower manufacturing efficiency rates. Manu-facturing burden was higher for the first six months of 1996 versus the first six months of 1995, as expenditures for variable expenses were greater due to the increased level of shipments, coupled with higher expenditures that are a direct result of the strike (such as overtime and additional training costs). Additionally, there was a reduction in manufacturing burden absorption during the first six months of 1996 compared to the first six months of 1995, as sales were higher and there was a reduction in the level of direct labor hours worked and an increase in labor inefficiency, both of which were re-lated to the strike.

Selling, general and administrative expenses were lower by $680,000 during the first six months of 1996 compared to the first six months of 1995. The decrease is the result of lower expenditures for sales literature and catalogs, advertising, trade shows, manufacturers' representative's commissions, marketing support, and the receipt of a $312,000 group life insurance premium refund (of which $234,000 was credited to general and administrative expense).

The increase in interest income for the first six months of 1996 com-pared to the first six months of 1995 is attributable to a higher level of investable funds.

The effective tax rate for the six months ended June 30, 1996 and 1995, varied from the statutory tax rate of 34% primarily as a result of tax-exempt interest and the lower effective tax rate for the FSC.

As previously reported, the labor contract with the Sheet Metal Workers Union (which covers a portion of the employees at the Spring-field, Missouri, plant) expired on June 11, 1994. Negotiations with union representatives continued until an impasse was reached, and the Company implemented specific provisions of its final offer effective September 19, 1994. In November 1994, the Regional Director of the National Labor Relations Board (NLRB) also concluded that a lawful impasse had been reached in negotiations prior to the Company's imple-mentation of its offer.

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

The Company currently employs over 900 people, of which approximately 420 at the Springfield, Missouri, facility are represented by the Sheet Metal Workers Union. The International Union called a strike beginning on July 25, 1995, and currently there are approximately 50 employees participating. No action has been taken by the Union to prevent nonstriking employees from working. Approximately 95 striking employees returned to work during the second quarter of 1996.

The Company has continued production with the remaining work force and the supervisory, technical, administrative and service personnel. With the reduction in the work force, manufacturing efficiency has been hampered due to the reassignment of personnel to unfamiliar tasks, the redistribution of work within the Company, and the addi-tion of new employees. The Company has implemented the provisions of its revised final offer effective April 1, 1996, which remains open for the Union's acceptance, and no further negotiations are scheduled.

The Company has facilities located in Springfield, Missouri, and Osceola, Iowa. There are approximately 800 employees assigned to the Springfield facility, and there are an additional 100 employees at the Osceola facility (none of which are represented by a labor union).

Looking to the balance of 1996, there are factors that could affect the results of operations. If there is expanded employee partici-pation for an extended period of time in the strike mentioned above, this could have an adverse effect on the level of production and the Company's ability to secure orders. With respect to the sales outlook for domestic Dairy Farm Equipment, the milk prices paid to farmers are expected to continue to increase during the year. However, feed prices are still extremely high, which is having an adverse effect on the profitability of dairy farmers and the demand for new milk cooling and storage capacity. If high feed prices continue, this could have an adverse effect on order entry and shipments. The economic problems in Mexico and Argentina, along with the ripple effect to other Latin American countries, continue to have an adverse effect on our level of export activities in those markets.

The backlog of sales at June 30, 1996, was $24,900,000 compared to $25,600,000 at June 30, 1995. The June 30, 1996, backlog primarily represents orders that will be completed and shipped over the next twelve months.

FINANCIAL CONDITION

The consolidated financial condition and the liquidity of the Company at June 30, 1996, have not changed significantly since December 31, 1995. There are no significant commitments for capital expenditures at June 30, 1996.

PART II  -  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         a. Exhibits

                                                          Sequentially
            Exhibit                                         Numbered
            Number                Exhibit                      Page
            ------  --------------------------------------  --------
             (10)   Second Amendment to the Paul Mueller
                    Company Employee Benefit Plan (amended
                    and restated as of March 22, 1995),
                    executed May 15, 1996.................      11
             (27)   Financial Data Schedule...............      15

         b. Reports on Form 8-K -- There were no reports on form 8-K filed for the three months ended June 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PAUL MUELLER COMPANY

DATE:  August 2, 1996           /S/         DONALD E. GOLIK
                                --------------------------------------
                                Donald E. Golik, Senior Vice President
                                     and Chief Financial Officer