Form 10-Q
period 1996-09-30
MUELLER PAUL CO
filed 1996-11-13
CIK 68726

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                    ----------------------------------
                                 FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934.  For the quarterly period ended
    September 30, 1996, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to __________.

Commission File Number:  0-4791

                        PAUL MUELLER COMPANY
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

                              Missouri
----------------------------------------------------------------------
    (State or other jurisdiction of incorporation or organization)

                             44-0520907
----------------------------------------------------------------------
                (I.R.S. Employer Identification No.)

1600 W. Phelps Street, P.O. Box 828, Springfield, Missouri  65801-0828
----------------------------------------------------------------------
         (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  (417) 831-3000

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

Indicate the number of shares outstanding of the issuer's Common Stock as of November 8, 1996: 1,168,021

PART I	-	FINANCIAL INFORMATION

The condensed financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in connection with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. This report reflects all adjust-ments of a normal recurring nature which are, in the opinion of management, necessary for a fair statement of the results for the interim period.

                 PAUL MUELLER COMPANY AND SUBSIDIARY
                CONSOLIDATED CONDENSED BALANCE SHEETS
                       (Dollars in Thousands)

                                                   Sept. 30  Dec. 31
                                                     1996      1995
                                                   --------  --------
                                                 (Unaudited)
ASSETS
Current Assets:
  Cash and short-term investments, at cost         $  3,324  $  2,491
  Available-for-sale investments, at market          15,873    12,063
  Accounts and notes receivable, less reserve
    of $716 at September 30, 1996, and $532
    at December 31, 1995, for doubtful accounts      13,233    13,034
  Inventories (Note 2) -
    Raw materials and components                   $  4,035  $  6,891
    Work-in-process                                   2,071     2,066
    Finished goods                                    2,017     2,241
                                                   --------  --------
                                                   $  8,123  $ 11,198

  Prepayments                                           650       617
                                                   --------  --------
      Total Current Assets                         $ 41,203  $ 39,403

Other Assets                                          3,705     3,845

Property, Plant & Equipment, at cost               $ 46,594  $ 45,313
  Less - Accumulated depreciation                    35,373    33,882
                                                   --------  --------
                                                   $ 11,221  $ 11,431
                                                   --------  --------
                                                   $ 56,129  $ 54,679
                                                   ========  ========

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
  Current maturities of long-term debt             $  3,000  $  3,000
  Accounts payable                                    2,826     1,961
  Accrued expenses                                    6,420     4,796
  Advance billings                                    4,400     6,139
                                                   --------  --------
      Total Current Liabilities                    $ 16,646  $ 15,896

Other Long-Term Liabilities (Note 4)                  1,028     1,218

Contingencies (Note 5)

Shareholders' Investment:
  Common Stock, par value $1 per share --
    Authorized 20,000,000 shares --
    Issued 1,342,325 shares                        $  1,342  $  1,342
  Preferred Stock, par value $1 per share --
    Authorized 1,000,000 shares --
    No shares issued                                      -         -
  Paid-in surplus                                     4,307     4,307
  Retained earnings                                  35,360    34,470
                                                   --------  --------
                                                   $ 41,009  $ 40,119
Less - Treasury stock, 174,304 shares at
       September 30, 1996, and December 31, 1995,
       at cost                                        2,554     2,554
                                                   --------  --------
                                                   $ 38,455  $ 37,565
                                                   --------  --------
                                                   $ 56,129  $ 54,679
                                                   ========  ========

 The accompanying notes are an integral part of these balance sheets.

                 PAUL MUELLER COMPANY AND SUBSIDIARY
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME
           (Dollars in Thousands Except Per Share Amounts)
                             (Unaudited)

                               Three Months Ended   Nine Months Ended
                                  September 30        September 30
                               ------------------  ------------------
                                 1996      1995      1996      1995
                               --------  --------  --------  --------
Net Sales                      $ 21,187  $ 21,186  $ 61,403  $ 59,166
Cost of Sales                    15,761    16,882    46,885    45,041
                               --------  --------  --------  --------
    Gross Profit               $  5,426  $  4,304  $ 14,518  $ 14,125
Selling, General and
  Administrative Expenses         3,919     3,978    11,417    12,156
                               --------  --------  --------  --------
    Operating Income           $  1,507  $    326  $  3,101  $  1,969

Other Income (Expense):
  Interest income              $    195  $    135  $    523  $    430
  Interest expense (Note 4)         (30)      (31)      (87)      (96)
  Other, net                         69       140       335       410
                               --------  --------  --------  --------
                               $    234  $    244  $    771  $    744
                               --------  --------  --------  --------

Income from Operations before
  Provision for Income Taxes   $  1,741  $    570  $  3,872  $  2,713
Provision for Income Taxes          570       151     1,230       801
                               --------  --------  --------  --------
    Net Income                 $  1,171  $    419  $  2,642  $  1,912
                               ========  ========  ========  ========

Earnings per
  Common Share (Note 3)          $ 1.00    $ 0.36    $ 2.26    $ 1.64
                                 ======    ======    ======    ======

   The accompanying notes are an integral part of these statements.

                 PAUL MUELLER COMPANY AND SUBSIDIARY
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                       (Dollars in Thousands)
                            (Unaudited)

                                                   Nine Months Ended
                                                     September 30
                                                 --------------------
                                                   1996        1995
                                                 --------    --------
Cash Flows from Operating Activities:
  Net income                                     $  2,642    $  1,912
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Bad debt expense                                  211          37
    Depreciation and amortization                   1,896       1,852
    (Gain) on sales of fixed assets                    (2)         (5)
    Changes in assets and liabilities -
      (Increase) decrease in interest receivable      (60)        139
      (Increase) decrease in accounts
        and notes receivable                         (410)        542
      Decrease (increase) in inventory              3,075      (6,730)
      (Increase) in prepayments                       (33)       (203)
      Decrease in other assets                         23         149
      Increase in accounts payable                    865       1,216
      (Increase) decrease in accrued expenses       1,624        (176)
      (Decrease) increase in advance billings      (1,739)      2,399
      (Decrease) in other liabilities                (190)       (166)
                                                 --------    --------
        Net Cash Provided by Operations          $  7,902    $    966

Cash Flows Provided (Requirements) from
Investing Activities:
  Proceeds from maturities of investments        $ 15,590    $ 18,135
  Purchases of investments                        (19,340)    (15,575)
  Proceeds from sale of equipment                       2           8
  Additions to property, plant and equipment       (1,569)     (1,491)
                                                 --------    --------
        Net Cash (Required) Provided from
          Investing Activities                   $ (5,317)   $  1,077

Cash Flows (Requirements) from
    Financing Activities:
  Dividends paid                                 $ (1,752)   $ (1,752)
                                                 --------    --------
        Net Cash (Required) by
          Financing Activities                   $ (1,752)   $ (1,752)
                                                 --------    --------
Net Increase in Cash                             $    833    $    291

Cash at Beginning of Period                         2,491       1,874
                                                 --------    --------
Cash at End of Period                            $  3,324    $  2,165
                                                 ========    ========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                     $     89    $     90
    Income taxes                                      756       1,260

  The accompanying notes are an integral part of these statements.

                 PAUL MUELLER COMPANY AND SUBSIDIARY
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1996 AND 1995
                             (Unaudited)

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

   Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time, interim LIFO determinations, including those at September 30, 1996, must necessarily be based on management's estimate of expected year-end inventory levels and costs. Since estimates of future inventory levels and prices are subject to many factors beyond the control of management, interim financial results are subject to final year-end LIFO inventory amounts. Accordingly, inventory components reported for the period ending September 30, 1996, are estimates based on management's knowledge of the Company's production cycle, the costs associated with this cycle and the sales and purchasing volume of the Company.

3. The net income per share of Common Stock has been computed on the basis of weighted average shares outstanding: 1,168,021 for periods ended September 30, 1996, and September 30, 1995.

4. In 1987, the Company purchased an additional manufacturing facility in Osceola, Iowa, by assuming a $3,000,000 Floating Rate Weekly Demand Industrial Development Bond issue due December 1, 1996. The assets acquired included land, a building, equipment and inventory. The weighted average interest rate on a year-to-date basis as of September 30, 1996, and September 30, 1995, was 3.6% and 4.0%, respectively.

5. The Company currently employs about 900 people, of which approxi-mately 400 are represented by the Sheet Metal Workers Union. The International Union called a strike beginning July 25, 1995, and approximately 30 employees are currently participating.

   The Company is self-insured for healthcare, workers' compensation, general liability and products liability claims, subject to speci-fic retention levels.

                 PAUL MUELLER COMPANY AND SUBSIDIARY
              MANAGEMENT'S ANALYSIS OF OPERATING RESULTS
                       AND FINANCIAL CONDITION

OPERATING RESULTS

The following is Management's discussion and analysis of the signi-ficant factors that have affected the Companies' earnings during the periods included in the accompanying Consolidated Condensed Statements of Income.

Net sales for the third quarter ended September 30, 1996, were $21,187,000 versus $21,186,000 for the third quarter of 1995.
Although the level of sales was comparable between years, there was a change in the mix, whereby Dairy Farm Equipment sales increased by $906,000, and sales of Processing Equipment declined by $905,000. The higher level of Dairy Farm Equipment sales was primarily achieved in the domestic market and was related to escalating milk prices, which reached an all-time high during the third quarter of 1996, with some moderation in feed costs. Sales of Processing Equipment declined primarily as a result of lower shipments of Temp-Plate
Heat Transfer Surface and Pure Water Equipment, as order entry was affected by soft market conditions.

The gross profit rate for the third quarter of 1996 was 25.6% versus 20.3% for the third quarter of 1995. The improvement was related to a higher overall gross margin, improved manufacturing burden absorp-tion and a lower LIFO provision. The overall margin was affected favorably, as Processing Equipment margins increased due to improved shop efficiency and better quality orders. Manufacturing burden absorption improved during the third quarter principally due to an increase in plant labor efficiency. The LIFO provision was lower in the third quarter of 1996 compared to the third quarter of 1995 due to lower stainless steel prices and inventory levels.

Selling, general and administrative expenses were comparable for the third quarter of 1996 compared to the third quarter of 1995.

Interest income was higher in the third quarter of 1996, as the level of investable funds was greater than during the third quarter of 1995 in spite of the fact that interest rates were lower. Other income was lower for the third quarter of 1996 as the results from the trucking operation and royalty income declined from the third quarter of 1995.

The effective tax rate for the three months ended September 30, 1996 and 1995, varied from the statutory rate (34%) primarily as a result of tax-exempt interest and the lower effective tax rate for the Foreign Sales Corporation (FSC).

For the nine months ended September 30, 1996, shipments were $61,403,000 versus $59,166,000 for the first nine months of 1995.
The increase in shipments was solely related to Processing Equipment, as Dairy Farm Equipment sales declined by $771,000. The increase in Processing Equipment sales related to increased shipments of Food and Pharmaceutical Processing Equipment, Pure Water Equipment and Plate Heat Exchangers. The improvement in sales of Processing Equipment was directly related to the higher backlog at December 31, 1995, as compared to December 31, 1994. The effects of the strike were signi-ficant during the fourth quarter of 1995 when capacity was reduced and the backlog expanded. The decline in Dairy Farm Equipment sales was primarily attributable to lower export sales. Export sales of Dairy Farm Equipment continue to be adversely affected by the eco-nomic problems in Mexico and Argentina.

The gross profit rate for the first nine months of 1996 was 23.6% versus 23.9% for the first nine months of 1995. The 1996 year-to-date performance was adversely affected during the first six months when over 140 people were participating in the strike. The lower gross profit rate for 1996 was also due to lower overall gross mar-gins, as sales of Food and Pharmaceutical Equipment (the product line most affected by the strike) were proportionally higher during 1996 compared to 1995, and historically Food and Pharmaceutical Equipment has had lower margins. Although manufacturing burden was higher for the first nine months of 1996 compared to 1995, the increase was more than offset by a reduced provision for LIFO in 1996, as stainless steel prices have decreased and inventory levels are lower.

Selling, general and administrative expenses were lower by $739,000 for the first nine months of 1996 versus the first nine months of 1995. The reduction was due to lower expenditures for manufacturers' representative's commissions, advertising, trade shows, marketing support, and the receipt of a $312,000 group life insurance premium refund (of which $234,000 was credited to general and administrative expense).

The increase in interest income for the first nine months of 1996 compared to the first nine months of 1995 is attributable to a higher level of investable funds, even though interest rates were lower.
The decrease in other income in 1996 as compared to 1995 was due to a decline in the results from the trucking operation, royalty income, and miscellaneous income.

The effective tax rate for the nine months ended September 30, 1996 and 1995, varied from the statutory rate (34%) primarily as a result of tax-exempt interest and the lower effective tax rate for the FSC.

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

However, on December 22, 1994, the Regional Director of the NLRB issued an unfair labor practice complaint against the Company for refusing to supply information to union representatives about the personal health insurance claims of individual employees and their dependents and reversed his previous decision regarding the implemen-tation of changes in wages and benefits. A hearing on these and other unfair labor practice issues was held during August 1996 by an administrative law judge of the NLRB, and a decision is expected in early 1997. However, a final determination of all the charges may take up to two years, but management believes, based on an evaluation by counsel, that there is no significant financial exposure to the Company.

The Company currently employs about 900 people, of which approximately 400 at the Springfield, Missouri, facility are represented by the Sheet Metal Workers Union. The International Union called a strike beginning on July 25, 1995, and currently there are approximately 30 employees participating. No action has been taken by the Union to prevent nonstriking employees from working.

The Company has implemented the provisions of its revised and final offer effective April 1, 1996, which remains open for the Union's acceptance, and no further negotiations are scheduled.

The Company has facilities located in Springfield, Missouri, and Osceola, Iowa. There are approximately 800 employees assigned to the Springfield facility, and there are an additional 100 employees at the Osceola facility (none of which are represented by a labor union).

Looking to the balance of 1996, there are factors that could affect the results of operations. If there is an expanded employee parti-cipation for an extended period of time in the strike mentioned above, this could have an adverse effect on the level of production and the Company's ability to secure orders. With respect to the sales outlook for domestic Dairy Farm Equipment, milk prices paid to farmers are expected to decline over the coming months, which could have an adverse effect on order entry and shipments. The economic problems in Mexico and Argentina continue to have an adverse effect on the level of export activities in those markets.

The backlog of sales at September 30, 1996, was $19,500,000 compared to $27,200,000 at September 30, 1995. The September 30, 1996, back-log represents orders that will be completed and shipped over the next twelve months.

FINANCIAL CONDITION

The consolidated financial condition and the liquidity of the Company at September 30, 1996, have not changed significantly since December 31, 1995. There are no significant commitments for capital expendi-tures at September 30, 1996.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

          a. Exhibits
                                                          Sequentially
             Exhibit                                        Numbered
             Number                 Exhibit                   Page
             ------  -------------------------------------  --------

              (10)   Amendment Number Four to the Paul
                     Mueller Company Contract Employees
                     Retirement Plan (amended and restated
                     as of January 1, 1992), executed
                     July 26, 1996........................     11

              (27)   Financial Data Schedule..............     16

          b. Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended September 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            PAUL MUELLER COMPANY

DATE:  November 8, 1996     /S/           DONALD E. GOLIK
       ----------------     ------------------------------------------
                            Donald E. Golik, Senior Vice President and
                                      Chief Financial Officer