Form 10-K405
period 1996-12-31
MUELLER PAUL CO
filed 1997-03-21
CIK 68726

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                   ----------------------------------
                                FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the fiscal year ended: December 31, 1996

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

State the aggregate market value of the voting stock held by nonaffili-ates of the Registrant: The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within 60 days prior to the date of filing. Aggregate market value on February 28, 1997, based on the last reported closing price: $ 29,436,880

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 14, 1997:

      Common stock, $1 par value, outstanding:  1,168,021 shares

Portions of the Proxy Statement for the annual meeting of shareholders to be held May 5, 1997, are incorporated by reference into Part III.

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be con-tained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

PART I

ITEM 1. - DESCRIPTION OF BUSINESS

     A.   GENERAL DEVELOPMENT OF BUSINESS

          The Registrant was incorporated under the laws of Missouri in 1946 as the successor to a business begun in 1940 to perform general sheet metal work, primarily for the building industry. In the mid-1940's, the Registrant expanded its operations to include the manufacture of poultry processing equipment and stainless steel cheese-making vats for dairy plants. The Registrant in 1955 began manufacturing stainless steel milk coolers for dairy farms and in 1960 began manufacturing stain-less steel storage tanks and discontinued its sheet metal operations. The Registrant purchased a water purification product line in January 1987. Today, the Registrant is one of the world's largest manufacturers of milk coolers for dairy farms. The Registrant is also one of the nation's leading manufacturers of standard and custom-made stainless steel processing equipment for the food and dairy, beverage, chemical and pharmaceutical, and other industries.

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

          The Registrant entered into license agreements in February 1994 under which it acquired the rights to manufacture and market evaporator assemblies used in liquid-ice systems. The agreements provide the Registrant an exclusive license to manufacture and to sell or to sublicense its rights for the following applications: milk cooling on dairy farms; HVAC; gas turbine; process cooling of food and chemicals; and con-centration of milk, fruit juices and acid solutions. The exclusive licenses are restricted to specific territories defined by application. The licenses are exclusive until expiration of the patents, but may become nonexclusive if royalties fail to equal specified minimum levels for any calendar year. The Registrant began manufacturing and marketing equipment in 1995.

          The Registrant has a license agreement with a Dutch company, which was extended during 1994 for five years, for the pro-duction and sale of Mueller Dairy Farm Equipment in Europe, which provides royalties for the Registrant.

     B.   FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

                         EARNINGS DATA BY INDUSTRY SEGMENT
                                         Dairy Farm   Processing
                                         Equipment    Equipment  Consolidated
                                        -----------  -----------  -----------
                                                         1996
                                        -------------------------------------
          Sales to unaffiliated
            customers.................. $19,169,174  $64,781,816  $83,950,990
                                        ===========  ===========  ===========
          Operating profit............. $ 2,762,583  $ 5,024,339  $ 7,786,922
                                        ===========  ===========
          General corporate expenses...                            (1,943,816)
          Other income.................                               646,913
                                                                  -----------
          Income from operations
            before income taxes........                           $ 6,490,019
                                                                  ===========
          Identifiable assets at
            December 31................ $10,401,372  $21,171,140  $31,572,512
                                        ===========  ===========
          Corporate assets.............                            21,612,459
                                                                  -----------
          Total assets at December 31..                           $53,184,971
                                                                  ===========
          Additions to property,
            plant and equipment........ $   829,961  $   886,576
                                        ===========  ===========
          Depreciation expense......... $   842,512  $ 1,157,830
                                        ===========  ===========
                                                         1995
                                        -------------------------------------
          Sales to unaffiliated
            customers.................. $17,954,458  $60,421,178  $78,375,636
                                        ===========  ===========  ===========
          Operating profit............. $ 2,545,379  $   819,115  $ 3,364,494
                                        ===========  ===========
          General corporate expenses...                            (1,815,617)
          Other income.................                             1,065,776
                                                                  -----------
          Income from operations
            before income taxes........                           $ 2,614,653
                                                                  ===========
          Identifiable assets at
            December 31................ $10,576,803  $24,430,407  $35,007,210
                                        ===========  ===========
          Corporate assets.............                            19,671,694
                                                                  -----------
          Total assets at December 31..                           $54,678,904
                                                                  ===========
          Additions to property,
            plant and equipment........ $   719,071  $ 1,017,864
                                        ===========  ===========
          Depreciation expense......... $   751,451  $ 1,143,519
                                        ===========  ===========
                                                         1994
                                        -------------------------------------
          Sales to unaffiliated
            customers.................. $22,897,565  $56,577,789  $79,475,354
                                        ===========  ===========  ===========
          Operating profit............. $ 4,276,870  $ 1,601,392  $ 5,878,262
                                        ===========  ===========
          General corporate expenses...                            (1,616,725)
          Other income.................                               829,429
                                                                  -----------
          Income from operations
            before income taxes........                           $ 5,090,966
                                                                  ===========
          Identifiable assets at
            December 31................ $10,777,972  $24,431,405  $35,209,377
                                        ===========  ===========
          Corporate assets.............                            19,040,859
                                                                  -----------
          Total assets at December 31..                           $54,250,236
                                                                  ===========
          Additions to property,
            plant and equipment........ $   810,454  $   934,853
                                        ===========  ===========
          Depreciation expense......... $   828,333  $ 1,276,872
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

          The Processing Equipment segment includes: (1) food, dairy, meat and poultry processing equipment; (2) beer, wine and beverage equipment; (3) chemical and pharmaceutical equipment;
          (4) industrial heat transfer equipment; (5) thermal energy storage equipment; and (6) water distilling/pure steam gener-ating equipment.

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

          Information as to classes of products:

                              SALES DATA BY PRODUCT CATEGORY
                                (In Thousands of Dollars)
                                        1996          1995            1994
                                   -------------  -------------  -------------
                                            % of           % of           % of
                                           Total          Total          Total
                                    Sales  Sales   Sales  Sales   Sales  Sales
                                   ------- -----  ------- -----  ------- -----
          DAIRY FARM EQUIPMENT.... $19,169   23%  $17,955   23%  $22,897   29%

          PROCESSING EQUIPMENT
            Food and Beverage
               Equipment.......... $24,626   29%  $24,972   32%  $22,035   28%
            Chemical, Pharmaceuti-
               cal and Industrial
               Equipment..........  40,156   48%   35,449   45%   34,543   43%
                                   -------  ----  -------  ----  -------  ----
                                   $64,782   77%  $60,421   77%  $56,578   71%
                                   -------  ----  -------  ----  -------  ----
               TOTAL.............. $83,951  100%  $78,376  100%  $79,475  100%
                                   =======  ====  =======  ====  =======  ====

          Raw materials used in the fabrication of Registrant's products are readily available from sources in the United States. The Registrant purchases a component exclusively from a German vendor under a sales and supply agreement for its plate heat exchanger product line.

          Patents held by the Registrant generally are not considered significant to the successful conduct of each segment's busi-ness. Trademarks are registered for the Registrant's name, for certain products sold in the Processing Equipment segment, and for the products sold in the Dairy Farm Equipment segment in the key markets served by the Registrant. Trademarks are considered significant to the successful conduct of the Dairy Farm Equipment segment business. Key license agreements that are maintained by the Registrant have been discussed in Sec-tion A above.

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

          Sales of the Registrant's products are distributed among several customers, and sales to any one customer are not significant to total consolidated sales. Sales to any one customer did not exceed 10% of the Registrant's consolidated sales during 1996.

          The backlog of sales was approximately $28,400,000 at February 28, 1997, compared to approximately $29,300,000 at February 29, 1996. It is anticipated that substantially all of the February 28, 1997, backlog will be shipped during the current fiscal year.

          In the Processing Equipment segment, there are several compe-titors, most of which are smaller than the Registrant. Many Processing Equipment projects are bid among several possible suppliers, which tends to make pricing very competitive. The principal methods of competition are price, quality, delivery and service. In the Dairy Farm Equipment segment, there are relatively few competitors, and the Registrant is one of the largest manufacturers of farm milk coolers in the world.

          During 1996, stainless steel prices declined significantly compared to the prior year. However, 5% price increases have recently been announced by the major steel suppliers effec-tive for both March and May 1997. There appears to be an upward trend in the market prices of molybdenum, nickel and chromium, which could result in the assessment of surcharges by the mills. The Registrant's products are priced to cover anticipated material prices.

          The Registrant spent $653,200 in 1996, $597,600 in 1995 and $764,400 in 1994 on research activities relating to the development of new products or services and the improvement of existing products or services. Eleven full-time adminis-trative employees are engaged in this activity.

          It is not anticipated that compliance with Federal, State and local provisions, which have been enacted or adopted regu-lating the discharge of materials into the environment or otherwise relating to the protection of the environment, will have a material effect upon the capital expenditures, earnings or competitive position of the Registrant and its subsidiary.

          The number of employees at December 31, 1996, was 877.

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

          However, on December 22, 1994, the Regional Director of the NLRB issued an unfair labor practice complaint against the Registrant for refusing to supply information to union repre-sentatives about the personal health insurance claims of individual employees and their dependents and reversed his previous decision regarding the implementation of changes in wages and benefits. A hearing on these and other unfair labor practice issues was held during August 1996 by an administra-tive law judge of the NLRB, and a decision is expected in early 1997. However, a final determination of all the charges may take up to two years, and management believes, based on an evaluation by counsel, that there is no significant financial exposure to the Registrant.

          The Registrant currently employs about 900 people, of which approximately 400 at the Springfield, Missouri, facility are represented by the Sheet Metal Workers Union. The Interna-tional Union called a strike which began on July 25, 1995, and the largest number of employees participating was approxi-mately 185 during the fourth quarter of 1995. A substantial number of employees returned to work during 1996, and cur-rently there are only 25 employees participating. No action has been taken by the Union to prevent nonstriking employees from working.

          The Registrant has implemented the provisions of its revised and final offer effective April 1, 1996, which remains open for the Union's acceptance, and no further negotiations are scheduled.

          The Registrant has facilities located in Springfield, Missouri, and Osceola, Iowa. There are approximately 800 employees assigned to the Springfield facility, and there are an additional 100 employees at the Osceola facility, none of which are represented by a labor union.

     D. FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

          Information about the amounts of export sales is covered in
          Note 5 of the Notes to Consolidated Financial Statements found in Part II, Item 8, and is incorporated herein by reference.

          Export sales were about 38% Dairy Farm Equipment and 62% Processing Equipment during 1996.

ITEM 2. - PROPERTIES

     The Registrant's primary domestic manufacturing facilities are located in Springfield, Missouri, and occupy approximately 720,000 square feet on 50 acres of land. These facilities are owned by the Registrant, as is all of the equipment it uses. The original section of the present Springfield plant was built in 1950 and consisted of 23,720 square feet. Since then, the Registrant has added to this facility many times in the course of a continuing program for enlarging and modernizing its facilities and increasing its capabilities. The last addition of approximately 14,100 square feet was made in 1981. In February 1987, the Registrant acquired an additional manufacturing facility in Osceola, Iowa, which con-tains approximately 216,000 square feet.

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

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Registrant did not submit any matter to a vote of security holders, through a solicitation of proxies or otherwise, during the fourth quarter of 1996.

ITEM 10. (from PART III) - EXECUTIVE OFFICERS OF THE REGISTRANT

            Name          Age         Position(s) with Registrant
     -------------------  ---  -----------------------------------------
     Paul Mueller<F1>     81   Chairman of the Board and Director
     Daniel C. Manna<F1>  50   President and Director
     Donald E. Golik<F1>  53   Senior Vice President and Chief Financial
                                  Officer, Secretary and Director

<F1> Individual has been employed by the Registrant through the past five years.

     Each of the above officers was elected to serve until the next annual meeting of the Board of Directors, which will be held on May 5, 1997, and until his successor shall have been duly elected and qualified or until his earlier resignation or removal.

PART II

ITEM 5. - MARKET FOR THE REGISTRANT'S COMMON STOCK AND
          RELATED SECURITY HOLDER MATTERS

     The Registrant's common stock is traded on the NASDAQ National Market tier of The NASDAQ Stock Market(SM) under the symbol MUEL. As of December 31, 1996, there were approximately 320 shareholders of record and approximately 720 beneficial shareholders.

     Market high and low prices and quarterly cash dividends in 1996 and 1995 were as follows:

                       1996 Quarter Ended              1995 Quarter Ended
                 ------------------------------  ------------------------------
                 Mar 31  Jne 30  Spt 30  Dec 31  Mar 31  Jne 30  Spt 30  Dec 31
                 ------  ------  ------  ------  ------  ------  ------  ------
     MARKET PRICE
     OF STOCK
     High....... 34-1/2  34      35      43      31-3/4  33-1/2  37-3/4  34-1/4
     Low........ 30      29-3/4  31-3/4  33      27      29      29-1/2  30 7/8

     CASH
     DIVIDENDS
     Declared
     per share.. $0.50   $0.50   $0.50   $0.60   $0.50   $0.50   $0.50   $0.50

ITEM 6. - SELECTED FINANCIAL DATA

                      SELECTED FINANCIAL DATA - FIVE-YEAR SUMMARY
                         1996        1995        1994        1993        1992
                     ----------- ----------- ----------- ----------- -----------
     Net sales...... $83,950,990 $78,375,636 $79,475,354 $73,756,659 $74,620,088
     Net income..... $ 4,424,019 $ 1,954,653 $ 3,510,966 $ 2,217,656 $ 2,916,604
     Earnings per
      common share..      $ 3.79      $ 1.67      $ 3.01      $ 1.90      $ 2.50
     Weighted average
      common shares
      outstanding...   1,168,021   1,168,021   1,168,021   1,168,021   1,168,021
     Dividends de-
      clared per
      common share..       $2.10       $2.00       $2.00       $2.00       $2.00
     Total assets... $53,184,971 $54,678,904 $54,250,236 $52,947,295 $53,005,481
     Long-term debt. $   161,434 $   161,434 $ 3,153,747 $ 3,153,747 $ 3,153,747

ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OPERATING RESULTS

     The primary factors affecting 1996 results were a higher level of sales in both business segments and a significant reduction in the required LIFO reserve.

     SALES -- Comparative consolidated sales for the past three years were as follows:

                                                Sales
                                   ------------------------------
                                      (in thousands of dollars)
                                     1996       1995       1994
                                   --------   --------   --------
          Dairy Farm Equipment.... $ 19,169   $ 17,955   $ 22,897
          Processing Equipment....   64,782     60,421     56,578
                                   --------   --------   --------
                                   $ 83,951   $ 78,376   $ 79,475
                                   ========   ========   ========

     Sales of Dairy Farm Equipment increased by $1,214,000 during 1996 compared to 1995. All of the increase was attributable to domestic operations, as unit sales of milk coolers increased by 17%. Domes-tically, the market remained relatively soft early in 1996 due to extremely high prices for feed. However, in the spring, the milk price began to escalate and reached an all-time record high level during the third quarter of 1996. The average price for milk during 1996 was about 13% higher than the average price during 1995, as total milk production also declined from the prior year. In spite of high feed prices, milk prices were at levels that allowed dairy farmers to invest in additional milk cooling and storage capacity. Overall, the level of export sales of Dairy Farm Equipment was comparable between 1996 and 1995. However, the eco-nomic conditions in Argentina and Mexico adversely affected our ability to export to those markets. Additionally, the effects of "mad cow disease," both in the United Kingdom and Ireland, slowed sales to those countries. We were able to achieve some growth in other export markets, and this allowed us to maintain export sales at approximately the same level as the prior year.

     During 1995, sales of Dairy Farm Equipment decreased by $4,942,000, with 80% of the decline attributable to domestic operations. Lower milk prices, poor weather conditions, high feed prices, and low beef prices all combined to adversely affect the profitability of dairy farmers and our ability to sell milk cooling and storage equipment. The unsettled economic conditions in Argentina and Mexico hampered our ability to export to these key markets. Al-though we were able to increase sales to other export markets, they were not sufficient to offset the significant declines we exper-ienced in Argentina and Mexico.

     During the fourth quarter of 1996, the milk price declined by about 25%. For 1997, milk prices will be soft initially, as they are expected to be below the 1996 prices for at least the first few months. The expectation for 1997 is that the average milk price will be below the 1996 average. However, with continued strong demand and only a small increase in milk production projected, the 1997 average annual price should be at a reasonably favorable level. We believe the market for Dairy Farm Equipment will remain relatively soft until milk prices improve, and there is a definite indication that feed prices will be maintained at more reasonable levels. During 1997, we expect continuing recovery in the Argen-tine and Mexican economies and continued growth in the United Kingdom market. We expect relatively stable conditions in the other markets that we serve, which will provide the opportunity for moderate growth in order entry and sales.

     In the domestic Dairy Farm Equipment market, the number of dairy farms continues to decline. The consolidation process leaves fewer dairy farm operations, but with larger milk cooling and storage capacity requirements. The Registrant is well positioned to meet the cooling and storage requirements of the changing marketplace, and any impact on revenues and profitability will depend upon the rate at which farm consolidation continues.

     During 1996, sales of Processing Equipment increased by about 7%, or $4,361,000. Although order entry for Processing Equipment was comparable between 1996 and 1995, the backlog at the beginning of 1996 for Processing Equipment was approximately $6,000,000 higher than at the beginning of 1995. During 1996, increases in sales were recorded in our traditional custom-fabricated products, such as Pharmaceutical Processing Equipment and Component Products, as well as increases in PyroPure (Registered) Water Purification Systems and Accu-Therm (Registered) Plate Heat Exchangers. During mid-1996, we had approximately 100 employees, who had been on strike, return to work. The strike primarily affected Proces-sing Equipment, and with the return of experienced employees, this allowed us to increase our capacity and efficiency in the fabrica-tion of traditional Processing Equipment. Additionally, export sales of Processing Equipment were approximately 40% higher during 1996 as compared to 1995.

     Sales of Processing Equipment improved by about 7% during 1995 compared to 1994 levels. Favorable economic conditions, parti-cularly strong capital expenditures, led to an increase in order entry and sales during 1995 for our more traditional custom-fabricated products, such as Food Processing Equipment, Component Products, and Temp-Plate Heat Transfer Surface. The balance of the increase occurred in Commercial Refrigeration and was primarily for thermal energy storage equipment. Although order entry in-creased by 21% during 1995, sales of custom-fabricated products were hampered by the strike called by the Sheet Metal Workers Union, which began during the third quarter. Additionally, export sales of Processing Equipment were approximately 10% lower during 1995 compared to 1994.

     With respect to 1997 operations, the backlog of Processing Equip-ment at December 31, 1996, is approximately at the same level it was at the beginning of last year. Our level of order entry and sales in 1997 will depend on a favorable capital expenditure environment. Although the outlook is for capital expenditures overall to continue to increase, growth in industrial equipment spending is expected to be sluggish during the early months of 1997. We have noted that our quote activity for Processing Equip-ment has been slow initially, which is consistent with the economic outlook. We expect very competitive conditions for the projects that are available, particularly with respect to price and de-livery. During 1996, stainless steel prices declined to more reasonable levels and surcharges were eliminated. Looking to 1997, price increases of approximately 5% have been announced by the major mills for both March and May. Also, the mills are assessing a modest surcharge due to the increase in prices of nickel, chro-mium and molybdenum. However, it appears that stainless steel prices during 1997 will remain at fairly reasonable levels due to the continuing pricing pressure afforded by foreign suppliers.

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

     However, on December 22, 1994, the Regional Director of the NLRB issued an unfair labor practice complaint against the Registrant for refusing to supply information to union representatives about the personal health insurance claims of individual employees and their dependents and reversed his previous decision regarding the implementation of changes in wages and benefits. A hearing on these and other unfair labor practice issues was held during August 1996 by an administrative law judge of the NLRB, and a decision is expected in early 1997. However, a final determination of all the charges may take up to two years, and management believes, based on an evaluation by counsel, that there is no significant financial exposure to the Registrant.

     The Registrant currently employs about 900 people, of which approx-imately 400 at the Springfield, Missouri, facility are represented by the Sheet Metal Workers Union. The International Union called a strike which began on July 25, 1995, and the largest number of employees participating was approximately 185 during the fourth quarter of 1995. A substantial number of employees returned to work during 1996, and currently there are only 25 employees par-ticipating. No action has been taken by the Union to prevent nonstriking employees from working.

     The Registrant has implemented the provisions of its revised and final offer effective April 1, 1996, which remains open for the Union's acceptance, and no further negotiations are scheduled.

     The Registrant has facilities located in Springfield, Missouri, and Osceola, Iowa. There are approximately 800 employees assigned to the Springfield facility, and at the Osceola facility, there are an additional 100 employees, none of which are represented by a labor union.

     Total Registrant sales backlog was $27,400,000 at December 31, 1996, versus $25,700,000 and $19,500,000 at the end of 1995 and
     1994, respectively. The Processing Equipment backlog was $23,000,000, $22,200,000 and $16,200,000 at the end of 1996, 1995
     and 1994, respectively, with the remaining balance in each year attributable to Dairy Farm Equipment. Substantially all of the December 31, 1996, backlog will be shipped during the current year.

     OPERATING INCOME -- Operating income for 1996 was $5,843,000 versus $1,549,000 for 1995. The major factors contributing to the in-crease in operating income, in comparing 1996 to 1995, were the increase in sales of $5,575,000 and the significant reduction in the LIFO reserve. In addition to the increase in sales, gross margins improved in 1996 compared to 1995, particularly for custom-fabricated Processing Equipment, which was the product area most affected by the strike. During 1996, the significant decrease in inventory levels, coupled with the decline in stainless steel prices, resulted in a reduction in the required LIFO reserve, and this had the effect of increasing operating income by approximately $1,859,000. Expenditures for selling, general and administrative expenses were comparable between 1996 and 1995. This was due to the curtailment primarily of selling expenses during the first half of 1996 when there was still a significant number of employees par-ticipating in the strike.

     Operating income for 1995 was $1,549,000 compared to $4,262,000 for 1994. The major factors contributing to the decrease in operating income were the lower level of sales, the effects of the strike and a large LIFO provision. In addition to the sales decrease, gross margins declined due to the lower proportion of Dairy Farm Equip-ment sales, which have high margins. Also, the strike adversely impacted efficiency, particularly for custom-fabricated Processing Equipment, and contributed to higher indirect manufacturing costs. During 1995, a considerable increase in stainless steel prices re-quired a significant provision to the LIFO reserve, which had the effect of reducing operating income by approximately $1,789,000. The decline in selling, general and administrative expenses was due to lower costs for warranty and service, manufacturers' representa-tive's commissions, insurance and product development.

     The profitability of Processing Equipment is much lower than for Dairy Farm Equipment, as a substantial number of Processing Equip-ment projects are engineered-to-order. These projects require much greater support from the sales, engineering and manufacturing areas and a higher degree of skill to fabricate. Also, the risks of manufacturing are greater because the products are custom-designed and built and, in general, the chances of misinterpretation, errors and mistakes are much greater than with a standard product. Many of the projects are bid among several possible suppliers, which tends to make pricing very competitive. In addition, there is a risk of adverse material price variances on some projects in periods of rising prices due to relatively long lead times between quotation and completion of the project.

     Dairy Farm Equipment, on the other hand, is a standard product, and engineering designs have been well defined and manufacturing methods have been refined for efficiency. The proprietary nature of the product also permits more attractive pricing. There are relatively few competitors, and the Registrant is the largest domestic manufacturer of dairy farm milk coolers.

     Inflation is a factor that affects the cost of operations, and the Registrant seeks ways to minimize the effect on operating results. To the extent permitted by competitive conditions, higher material prices, labor costs and operating costs are passed on to the cus-tomer by increasing prices. The Registrant uses the LIFO method of accounting for inventories, and under this method, the cost of pro-ducts sold, as reported in the financial statements, approximates the current replacement cost. Additionally, the Registrant uses accelerated depreciation methods in charging depreciation expense to current operations, which to a certain extent offsets the effect of the increased cost of replacement productive capacity.

     OTHER INCOME (EXPENSE) -- Although the average interest rate was lower, 1996 interest income increased compared to 1995, as the average level of investable funds was higher. Interest income increased during 1995 compared to 1994, as the average interest rate was higher, with a lower average level of investable funds. Interest expense amounts in 1996, 1995 and 1994 are consistent with the interest rate levels during those years. Other income for 1996 was lower than 1995 due to an additional 401(k) match, reduced mis-cellaneous income, lower trucking operation results, and reduced royalty income. Other income was higher in 1995 compared to 1994 due to increased royalty income, improved trucking operation re-sults, and higher miscellaneous income.

     PROVISION FOR INCOME TAXES -- The effective tax rates in 1996, 1995, and 1994 were 31.8%, 25.2%, and 31.0%, respectively. The effective tax rates for 1996, 1995, and 1994 were below the statu-tory rate (34%) primarily as a result of tax-exempt interest, the lower effective tax rate for the foreign sales corporation, and tax credits.

     FINANCIAL CONDITION

     LIQUIDITY - CAPITAL RESOURCES -- Working capital was $26,082,000 at December 31, 1996, compared to $23,508,000 at December 31, 1995. The increase in working capital was primarily due to the increase in sales and net income during 1996. The current ratio, a mea-sure of liquidity, was 3.09 at December 31, 1996, versus 2.48 at December 31, 1995. The Registrant has no significant amount of long-term debt.

     Net cash provided by operations was $9,723,000 in 1996 compared to $5,160,000 in 1995 and $3,615,000 in 1994. The 1996 cash flow was primarily attributable to net income, a decrease in inventories, and depreciation and amortization expense. The 1995 cash flow was primarily attributable to net income, depreciation and amortization expense, a decrease in accounts and notes receivable, and an in-crease in advanced billings. The 1994 cash flow was primarily attributable to net income and to depreciation and amortization expense.

     Capital expenditures for the most recent three years were $2,131,000 in 1996, $2,284,000 in 1995, and $1,635,000 in 1994.
     The level of planned expenditures for 1997 is $3,000,000, none of which has been committed as of December 31, 1996. Anticipated expenditures are primarily for plant equipment to maintain quality and improve efficiency. Management has the discretion of lowering the level of expenditures if the operating results deviate from budgeted performance.

     The Registrant does not have a bank borrowing facility, and manage-ment believes that cash flows provided by operations and the strong cash and investment position will continue to be sufficient to satisfy the Registrant's working capital requirements, normal capi-tal expenditure levels, and anticipated dividends. A policy of requiring down payments and progress payments on large Processing Equipment orders has had a favorable effect on cash flows. Manage-ment expects internally generated funds to be sufficient to finance operations, and this is consistent with historical performance.

     Statement of Financial Account Standards (SFAS) No. 121, "Account-ing for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," was issued in March 1995, effective for the Registrant's 1996 fiscal year, and the adoption of SFAS No. 121 did not have a material effect on the Registrant's financial posi-tion or results of operations.

     In October 1995, SFAS No. 123, "Accounting for Stock-Based Com-pensation," was issued. The statement was effective for the Registrant's 1996 fiscal year, and the adoption of SFAS No. 123 had no effect on the Registrant's financial position or results of operations.

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995
                                                          1996         1995
                                                      -----------  -----------
ASSETS
------
Current Assets:
  Cash and cash equivalents (Note 1)................  $ 2,220,648  $ 2,491,167
  Available-for-sale investments, at market (Note 1)   14,605,457   12,063,140
  Accounts and notes receivable, less reserve of
      $698,036 in 1996 and $531,601 in 1995 for
      doubtful accounts (Note 1)....................   15,328,569   13,033,660
  Inventories (Note 1) -
    Raw materials and components....................  $ 3,768,312  $ 6,891,452
    Work-in-process.................................      719,176    2,065,719
    Finished goods..................................    1,497,536    2,240,684
                                                      -----------  -----------
                                                      $ 5,985,024  $11,197,855
  Prepayments.......................................      403,260      617,445
                                                      -----------  -----------
          Total Current Assets......................  $38,542,958  $39,403,267
Other Assets (Notes 2 and 3)........................    3,486,087    3,845,380
Property, Plant and Equipment - at cost (Note 1) -
  Land and land improvements........................  $ 2,611,250  $ 2,600,374
  Buildings.........................................   10,477,887   10,260,250
  Shop equipment....................................   23,872,341   22,979,146
  Transportation, office & other equipment..........    9,524,357    9,067,799
  Construction-in-progress..........................      621,210      405,061
                                                      -----------  -----------
                                                      $47,107,045  $45,312,630
  Less - Accumulated depreciation...................   35,951,119   33,882,373
                                                      -----------  -----------
                                                      $11,155,926  $11,430,257
                                                      -----------  -----------
                                                      $53,184,971  $54,678,904
                                                      ===========  ===========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
Current Liabilities:
  Current maturities of long-term debt (Note 4).....  $         -  $ 3,000,000
  Accounts payable..................................    2,282,897    1,960,823
  Accrued expenses -
    Income taxes (Note 3)...........................      799,467      333,599
    Payrolls........................................    2,334,298    1,814,523
    Vacations.......................................    1,633,914    1,574,353
    Other...........................................    1,324,925    1,073,379
  Advance billings..................................    4,085,152    6,138,892
                                                      -----------  -----------
          Total Current Liabilities.................  $12,460,653  $15,895,569
Other Long-Term Liabilities (Notes 2)...............    1,188,399    1,218,591
Contingencies (Note 6)..............................
Shareholders' Investment:
  Common stock, par value $1 per share--Authorized
      20,000,000 shares--Issued 1,342,325 shares....  $ 1,342,325  $ 1,342,325
  Preferred stock, par value $1 per share--
      Authorized 1,000,000 shares--No shares issued.            -            -
  Paid-in surplus...................................    4,306,728    4,306,728
  Retained earnings.................................   36,440,899   34,469,724
                                                      -----------  -----------
                                                      $40,089,952  $40,118,777
  Less - Treasury stock, 174,304 shares, at cost....    2,554,033    2,554,033
                                                      -----------  -----------
                                                      $39,535,919  $37,564,744
                                                      -----------  -----------
                                                      $53,184,971  $54,678,904
                                                      ===========  ===========

  The accompanying notes are an integral part of these balance sheets.

                      CONSOLIDATED STATEMENTS OF INCOME
            For the Years Ended December 31, 1996, 1995 and 1994
                                            1996         1995         1994
                                        -----------  -----------  -----------
Net Sales.............................. $83,950,990  $78,375,636  $79,475,354
Cost of Sales (Note 1).................  62,252,750   61,012,139   58,959,913
                                        -----------  -----------  -----------
  Gross profit......................... $21,698,240  $17,363,497  $20,515,441
Selling, General & Administrative
    Expenses (Note 1)..................  15,855,134   15,814,620   16,253,904
                                        -----------  -----------  -----------
  Operating income..................... $ 5,843,106  $ 1,548,877  $ 4,261,537
Other Income (Expense):
  Interest income...................... $   710,324  $   581,456  $   468,816
  Interest expense.....................    (107,619)    (129,608)     (98,861)
  Other, net...........................      44,208      613,928      459,474
                                        -----------  -----------  -----------
                                        $   646,913  $ 1,065,776  $   829,429
                                        -----------  -----------  -----------
      Income before provision
        for income taxes............... $ 6,490,019  $ 2,614,653  $ 5,090,966
Provision for Income Taxes (Note 3)....   2,066,000      660,000    1,580,000
                                        -----------  -----------  -----------
Net Income............................. $ 4,424,019  $ 1,954,653  $ 3,510,966
                                        ===========  ===========  ===========
Earnings per Common Share (Note 1).....      $ 3.79       $ 1.67       $ 3.01
                                             ======       ======       ======

    The accompanying notes are an integral part of these statements.

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
            For the Years Ended December 31, 1996, 1995 and 1994
               Common Stock                                 Treasury Stock
           --------------------   Paid-in    Retained   ---------------------
            Shares      Amount    Surplus    Earnings    Shares      Amount
           ---------  ---------  ---------  ----------  --------   ----------
                         $'s        $'s         $'s                    $'s
Balance,
12-31-93   1,342,325  1,342,325  4,306,728  33,676,189  (174,304)  (2,554,033)

Add
(Deduct):
Net income         -          -          -   3,510,966         -            -
Dividends,
$2 per com-
mon share          -          -          -  (2,336,042)        -            -
           ---------  ---------  ---------  ----------  --------   ----------
Balance,
12-31-94   1,342,325  1,342,325  4,306,728  34,851,113  (174,304)  (2,554,033)

Add
(Deduct):
Net income         -          -          -   1,954,653         -            -
Dividends,
$2 per com-
mon share          -          -          -  (2,336,042)        -            -
           ---------  ---------  ---------  ----------  --------   ----------
Balance,
12-31-95   1,342,325  1,342,325  4,306,728  34,469,724  (174,304)  (2,554,033)

Add
(Deduct):
Net income         -          -          -   4,424,019         -            -
Dividends,
$2.10 per
common
share              -          -          -  (2,452,844)        -            -
           ---------  ---------  ---------  ----------  --------   ----------
Balance,
12-31-96   1,342,325  1,342,325  4,306,728  36,440,899  (174,304)  (2,554,033)
           =========  =========  =========  ==========  ========   ==========

       The accompanying notes are an integral part of these statements.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Years Ended December 31, 1996, 1995 and 1994
                                             1996         1995         1994
                                         -----------  -----------  -----------
Cash Flows from Operating Activities:
  Net income............................ $ 4,424,019  $ 1,954,653  $ 3,510,966
  Adjustments to reconcile net income
      to net cash provided by
      operating activities:
    Bad debt expense....................     279,061      114,432      150,688
    Depreciation and amortization.......   2,560,862    2,507,260    2,739,943
    (Gain) on sales of equipment........      (7,603)      (7,711)     (62,354)
    Changes in assets and liabilities-
      (Increase) decrease in
          interest receivable...........    (124,140)      83,180       58,629
      (Increase) decrease in accounts
          and notes receivable..........  (2,573,970)   1,691,385   (1,525,390)
      Decrease (increase) in inventories   5,212,831   (1,818,373)    (511,433)
      Decrease (increase) in prepayments     214,185      (24,667)    (151,324)
      Decrease (increase) in
          other assets..................     203,293     (150,295)    (635,065)
      Increase (decrease) in
          accounts payable..............     322,074     (325,454)    (300,056)
      Increase (decrease) in
          accrued expenses..............   1,296,750   (1,543,014)     981,893
      (Decrease) increase in
          advance billings..............  (2,053,740)   2,890,583     (696,828)
      (Decrease) increase in other
          long-term liabilities.........     (30,192)    (212,059)      55,142
                                         -----------  -----------  -----------
        Net Cash Provided by
            Operating Activities........ $ 9,723,430  $ 5,159,920  $ 3,614,811

Cash Flows (Requirements) from
    Investing Activities:
  Proceeds from maturities
      of investments.................... $22,431,823  $20,235,000  $18,665,226
  Purchases of investments.............. (24,850,000) (20,170,000) (19,686,944)
  Proceeds from sales of equipment......       7,603       12,376       97,564
  Additions to property, plant
      and equipment.....................  (2,130,531)  (2,284,352)  (1,634,742)
                                         -----------  -----------  -----------
        Net Cash (Required) by
          Investing Activities.......... $(4,541,105) $(2,206,976) $(2,558,896)

Cash Flows (Requirements) from
    Financing Activities:
  Repayment of debt..................... $(3,000,000) $         -  $         -
  Dividends paid........................  (2,452,844)  (2,336,042)  (2,336,042)
                                         -----------  -----------  -----------
        Net Cash (Required) by
            Financing Activities........ $(5,452,844) $(2,336,042) $(2,336,042)
                                         -----------  -----------  -----------

Net (Decrease) Increase in Cash......... $  (270,519) $   616,902  $(1,280,127)

Cash and Cash Equivalents at
  Beginning of Year.....................   2,491,167    1,874,265    3,154,392
                                         -----------  -----------  -----------
Cash and Cash Equivalents at
  End of Year........................... $ 2,220,648  $ 2,491,167  $ 1,874,265
                                         ===========  ===========  ===========

        The accompanying notes are an integral part of these statements.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1996, 1995 and 1994

(1) SUMMARY OF ACCOUNTING POLICIES:

    PRINCIPLES OF CONSOLIDATION -- Paul Mueller Company (Registrant) specializes in the manufacture of high-quality stainless steel tanks and industrial processing equipment. The Registrant serves the food, beverage, chemical, pharmaceutical and other process indus-tries and the dairy farm market. The financial statements include the accounts of the Registrant and its wholly owned subsidiary, Mueller International Sales Corporation, a foreign sales corpora-tion (FSC) (Companies). All significant intercompany accounts and transactions have been eliminated in consolidation. Effective January 1, 1997, all trucking operations, previously performed by the Registrant, and the related assets were transferred to Mueller Transportation, Inc., a wholly owned subsidiary.

    USE OF ESTIMATES -- The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those esti-mates.

    REVENUE RECOGNITION AND RETAINAGES -- Revenue from sales of manufac-tured products is recognized upon passage of title to the customer, which generally coincides with shipment. Contracts with some customers provide for a portion of the sales amount to be retained by the customer for a period of time after completion of the con-tract. Retainages included in accounts receivable were $175,900 at December 31, 1996, and $69,900 at December 31, 1995.

    INVENTORIES -- The Registrant's inventories are recorded at the lower of cost, last-in, first-out (LIFO), or market. Cost includes material, labor and manufacturing burden required in the production of the Registrant's products.

    Under the first-in, first-out (FIFO) method of accounting, which approximates current cost, Registrant inventories would have been $7,119,773, $8,978,736, and $6,957,191 higher than those reported at December 31, 1996, 1995 and 1994, respectively.

    A reduction in inventory quantities during 1996 resulted in liqui-dation of LIFO quantities recorded at lower costs prevailing in prior years as compared with the cost of 1996 purchases. The effect was to lower the cost of sales, which increased net income by $531,300, or $0.45 per share.

    Research and Development -- Research and development costs are charged to expense as incurred and were $653,200 in 1996, $597,600 in 1995, and $764,400 in 1994.

    DEPRECIATION POLICIES -- The Registrant provides for depreciation expense using principally the double-declining balance method for new items and straight-line method for used items. The economic useful lives for the more significant items within each property classification are as follows:

                                                        Years
                                                       -------
          Buildings...................................      40
          Land improvements........................... 10 - 20
          Shop equipment..............................  5 - 10
          Transportation, office and other equipment..  3 - 10

    Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation of assets retired are removed from the accounts, and any resulting gains or losses are reflected in net income currently.

    EARNINGS PER COMMON SHARE -- The net income per share of common stock has been computed on the basis of weighted average shares outstanding (1,168,021 shares in 1996, 1995 and 1994).

    INVESTMENTS -- The Registrant classifies its investments in tax-exempt bonds and tax-exempt variable rate preferred stock funds as available-for-sale and records them at market value. These securities are a part of the Registrant's asset/liability management program and may be sold in response to capital or liquidity needs. Investments in tax-exempt bonds generally have maturities from three to twelve months. Available-for-sale investments on the accompany-ing consolidated balance sheets at December 31, 1996 and 1995, include:

                                                   1996         1995
                                               -----------  -----------
    Tax-exempt bonds.........................  $11,900,000  $ 5,981,823
    Tax-exempt preferred stock funds.........    2,500,000    6,000,000
    Accrued interest.........................      205,457       81,317
                                               -----------  -----------
                                               $14,605,457  $12,063,140
                                               ===========  ===========

    Unrealized holding gains and losses were not material as of December 31, 1996 or 1995. There were no realized gains or losses during 1996, 1995 or 1994.

    STATEMENTS OF CASH FLOWS -- For purposes of the statements of cash flows, the Registrant considers all short-term highly liquid invest-ments in money market funds to be cash equivalents.

    Interest and income tax payments for each of the three years during the period ended December 31, 1996, were as follows:

                                      1996         1995         1994
                                  -----------  -----------  -----------
    Interest payments...........  $   107,600  $   129,300  $    98,900
                                  ===========  ===========  ===========
    Income tax payments.........  $ 1,336,600  $ 1,275,200  $ 1,493,000
                                  ===========  ===========  ===========

(2) RETIREMENT PLANS:

    The Registrant has a Profit Sharing and Retirement Savings Plan [401(k) plan] in which substantially all employees are eligible to participate. The plan provides for a match of employees' contribu-tions up to a specified limit. The plan also has a profit-sharing feature whereby an additional match is made if the Registrant's net income reaches predetermined levels established annually by the Board of Directors. The funds of the plan are deposited with an insurance company and are invested at the employee's option in one or more investment funds. The Registrant's contributions to the plan were $587,500 for 1996, $289,800 for 1995, and $404,500 for
    1994.

    The Registrant has pension plans covering substantially all em-ployees. Benefits under the plans are based either on final average pay or a flat benefit formula.

    Total pension expense under the plans was $364,200 in 1996, $98,700 in 1995, and $7,900 in 1994. Management's policy is to fund pension expense that is currently deductible for tax purposes.

    The following table sets forth the funded status of the plans at December 31, 1996 and 1995:

                                   Funded Status
    ---------------------------------------------------------------------------
                                                              December 31
                                                       ------------------------
                                                           1996         1995
                                                       -----------  -----------
    Actuarial present value of accumulated benefit
      obligation, including vested benefits of
      $20,155,800 and $18,176,800 at December 31,
      1996 and 1995, respectively..................... $22,373,300  $20,215,400
                                                       ===========  ===========
    Plans' assets at fair value, primarily listed
      stocks and insurance company investment funds... $28,502,600  $26,115,400
    Actuarial present value of projected benefit
      obligation for services rendered to date........  25,145,400   22,819,500
                                                       -----------  -----------
    Assets in excess of projected benefit obligation.. $ 3,357,200  $ 3,295,900
    Unrecognized net (gain)...........................  (3,250,200)  (2,123,600)
    Unrecognized net (asset)..........................  (1,511,400)  (1,862,000)
    Unrecognized prior service cost...................   2,309,100    1,517,300
                                                       -----------  -----------
    Prepaid pension asset............................. $   904,700  $   827,600
                                                       ===========  ===========

    Prepaid pension assets of $2,452,900 and $2,326,000 at December 31, 1996 and 1995, respectively, are included in other assets on the accompanying consolidated balance sheets. Pension liabilities of $1,548,200 and $1,498,400 at December 31, 1996 and 1995, respec-
    tively, are included in current and other long-term liabilities on the accompanying consolidated balance sheets.

    Net pension expense for the Registrant's plans includes the follow-ing components:

                                       1996         1995         1994
                                   -----------  -----------  -----------
    Service cost - benefit
      earned during year.........  $   897,200  $   662,700  $   794,900
    Interest cost on projected
      benefit obligation.........    1,692,400    1,493,700    1,316,700
    Actual return on assets......   (3,249,700)  (4,654,500)    (340,100)
    Amortization of unrecognized
      net assets.................     (206,600)    (231,200)    (299,000)
    Deferred asset gain (loss)...    1,230,900    2,828,000   (1,464,600)
                                   -----------  -----------  -----------
    Net pension expense..........  $   364,200  $    98,700  $     7,900
                                   ===========  ===========  ===========

    The weighted average expected long-term rates of return on plan assets used in the determination of annual pension expense were 8.5% for 1996, 1995 and 1994. The weighted average assumed discount rates used to measure the projected benefit obligation were 7.5% at December 31, 1996, and 7.25% at December 31, 1995. The assumed rate of compensation increase used to measure the projected benefit obli-gation was 4.5% at December 31, 1996 and 1995, for the applicable plan.

(3) INCOME TAXES:

    The provision for taxes on income from operations includes:

                                         1996        1995        1994
                                      ----------  ----------  ----------
    Current tax expense.............  $1,823,800  $  780,200  $1,667,900
    Deferred, net...................     242,200    (120,200)    (87,900)
                                      ----------  ----------  ----------
                                      $2,066,000  $  660,000  $1,580,000
                                      ==========  ==========  ==========

    The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recog-nized, if appropriate. Net deferred tax assets of $693,400 and

    $935,600 at December 31, 1996 and 1995, respectively, are included in other assets on the accompanying consolidated balance sheets. The income tax effect of temporary differences comprising the de-ferred tax assets and deferred tax liabilities in the accompanying consolidated balance sheets is a result of the following:

                                                     1996        1995
                                                  ----------  ----------
    Deferred Tax Assets:
        Insurance...............................  $  107,700  $  155,000
        Vacation................................     547,900     532,600
        Warranty................................     142,400      83,500
        Doubtful accounts.......................     258,300     196,700
        Healthcare benefits.....................     185,000     156,000
        AMT carry-forward credit................           -     384,500
        Other...................................     226,000     214,700
                                                  ----------  ----------
                                                  $1,467,300  $1,723,000
                                                  ==========  ==========
    Deferred Tax Liabilities:
        Depreciation............................  $  219,500  $  291,000
        Pensions................................     527,600     469,500
        Other...................................      26,800      26,900
                                                  ----------  ----------
                                                  $  773,900  $  787,400
                                                  ==========  ==========

    A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for each of the three years during the period ended December 31, 1996, follows:

                                  1996              1995              1994
                            ----------------  ----------------  ----------------
                              Amount      %     Amount      %     Amount      %
                            ----------  ----  ----------  ----  ----------  ----
    Statutory federal
     income tax............ $2,206,600  34.0  $  889,000  34.0  $1,730,900  34.0
    Increase (decrease) in
     taxes resulting from:
      State tax, net of
       federal benefit.....     67,600   1.0      17,700   0.7      51,600   1.0
      Tax-exempt interest..   (165,700) (2.6)   (147,800) (5.7)   (117,900) (2.3)
      Tax credits..........    (14,400) (0.2)    (23,400) (0.9)    (40,100) (0.8)
      FSC exempt income....   (138,500) (2.1)   (105,400) (4.0)   (128,200) (2.5)
        Other, net.........    110,400   1.7      29,900   1.1      83,700   1.6
                            ----------  ----  ----------  ----  ----------  ----
                            $2,066,000  31.8  $  660,000  25.2  $1,580,000  31.0
                            ==========  ====  ==========  ====  ==========  ====

(4) DEBT:

    The $3,000,000 Floating Rate Weekly Demand Industrial Development Revenue Bond issue due December 1, 1996, was repaid as required.

(5) OPERATIONS BY INDUSTRY AND EXPORT SALES:

    A description of the various industries in which the Companies operate and a summary of operations by industry are included on pages 4 and 5 of this annual report. The information included therein is incorporated as an integral part of these consolidated financial statements.

    The Registrant's export sales were $16,263,700 in 1996, $13,385,800 in 1995, and $15,105,900 in 1994.

    Export sales during 1996, 1995 and 1994, respectively, were made to the following geographic areas: North America - $5,581,400, $4,275,800, and $5,940,800; Asia and the Far East - $6,648,300,

    $5,395,200, and $5,176,300; and other areas - $4,034,000,
    $3,714,800, and $3,988,800.

    During 1996, 1995 and 1994, sales to any one customer were not in excess of 10% of consolidated sales.

(6) CONTINGENCIES:

    The Registrant employs nearly 900 people, of which approximately 400 are represented by the Sheet Metal Workers Union. The Inter-national Union called a strike beginning July 25, 1995, and currently 25 employees are participating.

    The Registrant is a defendant in two lawsuits pending at December 31, 1996. In the opinion of management, after consultation with legal counsel, the outcome of these lawsuits will not have a material adverse effect on the Registrant's consolidated financial statements.

                 FINANCIAL HIGHLIGHTS BY QUARTER (UNAUDITED)
                    (In Thousands, Except Per Share Data)
                                       Quarter Ended
                ---------------------------------------------------------------
                    March 31        June 30       September 30    December 31
                --------------- --------------- --------------- ---------------
                  1996    1995    1996    1995    1996    1995    1996    1995
                ------- ------- ------- ------- ------- ------- ------- -------
                  <F2>                                            <F3>    <F4>
Net sales...... $18,690 $15,764 $21,526 $22,216 $21,187 $21,186 $22,548 $19,210
Gross
  profit<F1>... $ 4,065 $ 4,578 $ 5,026 $ 5,243 $ 5,426 $ 4,304 $ 7,181 $ 3,238
Net income..... $   500 $   466 $   971 $ 1,027 $ 1,171 $   419 $ 1,782 $    43
Earnings per
 common share..   $0.43   $0.40   $0.83   $0.88   $1.00   $0.36   $1.53   $0.03

<F1> Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that point, interim LIFO determinations must be based on management's estimate of expected year-end inventory levels and costs.

<F2> Net income for the first quarter of 1996 was favorably affected by an insurance refund of $197,000 after tax, or $0.17 per share.

<F3> Net income for the fourth quarter of 1996 was favorably affected by a LIFO adjustment. The adjustment increased net income by $1,321,300, or $1.13 per share.

<F4> Net income for the fourth quarter of 1995 was adversely affected by a LIFO adjustment. The adjustment decreased net income by $234,400, or $0.20 per share.

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Paul Mueller Company:

     We have audited the accompanying consolidated balance sheets of PAUL MUELLER COMPANY (a Missouri corporation) AND SUBSIDIARY as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Registrant's management. Our responsi-bility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and dis-closures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by manage-ment, as well as evaluating the overall financial statement presenta-tion. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paul Mueller Company and Subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the respon-sibility of the Registrant's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been sub-jected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                         /s/  ARTHUR ANDERSEN LLP
Kansas City, Missouri,
     February 13, 1997

ITEM 9. - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements on accounting principles or finan-cial statement disclosure with the independent public accountants.

PART III

ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information as to Directors of the Registrant required by Item 10 is included on pages 4 and 5 of the Registrant's Proxy Statement for the annual meeting of shareholders to be held May 5, 1997, and is incorporated herein by reference. The information concerning executive officers is set forth on page 7 of Part I hereof.

ITEM 11. - MANAGEMENT REMUNERATION AND TRANSACTIONS

     Information as to management remuneration and transactions required by Item 11 is included on pages 5 and 6 of the Registrant's Proxy Statement for the annual meeting of shareholders to be held May 5, 1997, and is incorporated herein by reference.

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

     Information as to security ownership of certain beneficial owners and management required by Item 12 is included on pages 3 and 4 of the Registrant's Proxy Statement for the annual meeting of share-holders to be held May 5, 1997, and is incorporated herein by reference.

ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information as to certain relationships and related transactions required by Item 13 is included on page 5 of the Registrant's Proxy Statement for the annual meeting of shareholders to be held May 5, 1997, and is incorporated herein by reference.

PART IV

ITEM 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
           ON FORM 8-K

     A. The financial statements and schedules, required under Part II-
        Item 8, are as follows:

        1. The consolidated financial statements of the Registrant and its subsidiary, for the year ended December 31, 1996:

           - Consolidated Balance Sheets..............December 31, 1996
                                                      and 1995
           - Consolidated Statements of Income........For years ended
                                                      December 31, 1996,
                                                      1995 and 1994
           - Consolidated Statements of
             Shareholders' Investment.................For years ended
                                                      December 31, 1996,
                                                      1995 and 1994
           - Consolidated Statements of Cash Flows....For years ended
                                                      December 31, 1996,
                                                      1995 and 1994
           - Notes to Consolidated Financial
             Statements...............................December 31, 1996,
                                                      1995 and 1994
           - Financial Highlights by Quarter..........For years ended
                                                      December 31, 1996
                                                      and 1995
           - Report of Independent Public Accountants

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

     B. No reports on Form 8-K were filed by the Registrant during the last quarter of 1996.

SIGNATURES -

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual
Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PAUL MUELLER COMPANY

DATE   March 14, 1997          BY     /S/    DANIEL C. MANNA
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

DATE   March 14, 1997          BY     /S/    DANIEL C. MANNA
       --------------             -------------------------------------
                                             Daniel C. Manna
                                                President
                                        (Chief Executive Officer)

DATE   March 14, 1997          BY     /S/     PAUL MUELLER
       --------------             -------------------------------------
                                              Paul Mueller
                                         Chairman of the Board
                                              and Director

DATE   March 14, 1997          BY     /S/    DONALD E. GOLIK
       --------------             -------------------------------------
                                             Donald E. Golik
                                  Senior Vice President, Chief Financial
                                     Officer, Secretary and Director

DATE   March 14, 1997          BY     /S/   ROBERT A. BECKER
       --------------             -------------------------------------
                                            Robert A. Becker
                                                Director

DATE   March 14, 1997          BY     /S/    JACK S. CURTIS
       --------------             -------------------------------------
                                             Jack S. Curtis
                                                Director

DATE   March 14, 1997          BY     /S/  WILLIAM B. JOHNSON
       --------------             -------------------------------------
                                           William B. Johnson
                                                Director

DATE   March 14, 1997          BY     /S/ CHARLES M. RUPRECHT
       --------------             -------------------------------------
                                          Charles M. Ruprecht
                                                Director

                                                            SCHEDULE II

                   PAUL MUELLER COMPANY AND SUBSIDIARY
                    VALUATION AND QUALIFYING ACCOUNTS
               FOR THE THREE YEARS ENDED DECEMBER 31, 1996
               Balance at    Charged to     Charged                     Balance
               Beginning     Costs and      to Other                   at End of
               of Period      Expenses      Accounts     Deductions      Period
                --------      --------      --------      --------      --------
RESERVE FOR
DOUBTFUL ACCOUNTS
12-31-96.....   $531,601      $316,990      $      -      $150,555<F1>  $698,036
12-31-95.....   $679,018      $ 20,465      $      -      $167,882<F1>  $531,601
12-31-94.....   $595,925      $142,991      $      -      $ 59,898<F1>  $679,018

<F1> Accounts written off during the year.

                             EXHIBIT INDEX
Number                          Description                          Page No.
------  -----------------------------------------------------------  --------
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

 (10)   MATERIAL CONTRACTS -

        (a) Exclusive License Agreement between Registrant and
            Superstill Technology, Inc. dated January 9, 1992,
            Addendum No. 1 dated January 28, 1992, and Addendum
            No. 2 dated June 15, 1992 (portions of this Agreement
            and Addendums were previously omitted as confiden-
            tial information and were filed separately with the
            Securities and Exchange Commission)....................     30

        (b) The following Material Contracts, attached as Exhibit
            (10) of the Registrant's Form 10-Q for the quarter
            ended September 30, 1995, are incorporated herein by
            reference:
    CAPTION
                              Description                  Page No.
            ---------------------------------------------  --------
            1. Paul Mueller Company Tax Savings Plan and
               Trust, effective January 1, 1996, and
               adopted by the Board of Directors on
               August 2, 1995............................     11

            2. Paul Mueller Company Dependent Care Assis-
               tant Plan, effective January 1, 1996, and
               adopted by the Board of Directors on
               August 2, 1995............................     22
        (c) Paul Mueller Company Noncontract Employees Retirement
            Plan, as amended and restated effective January 1, 1989,
            and adopted by the Board of Directors of the Registrant
            on May 7, 1990, was attached as Exhibit (10), page 179,
            of the Registrant's Form 10-K for the year ended
            December 31, 1990, and is incorporated herein by
            reference.  Amendment Number One, effective October 29,



Number                          Description                          Page No.
------  -----------------------------------------------------------  --------
            1991, was adopted by the Board of Directors on October
            29, 1991, and Amendment Number Two, effective June 1,
            1992, was adopted by the Board of Directors on May 4,
            1992, and both were attached as Exhibit (10), page 18,
            of the Registrant's Form 10-K for the year ended
            December 31, 1992, and both are incorporated herein by
            reference.  Amendment Number Three was adopted by the
            Board of Directors on July 26, 1994, and Amendment
            Number Four, effective January 1, 1994, was adopted by
            unanimous consent of the Executive Committee of the
            Board of Directors on December 5, 1994, and both were
            attached as Exhibit (10), page 59, of the Registrant's
            Form 10-K for the year ended December 31, 1994, and both
            are incorporated herein by reference.  Amendment Number
            Five, adopted by the Board of Directors on October 31,
            1995, was attached as Exhibit (10), page 26, of the
            Registrant's Form 10-Q for the quarter ended September
            30, 1995, and is incorporated herein by reference.
            Amendment Number Six, effective January 1, 1996, and
            executed on May 6, 1996, was attached as Exhibit (10),
            page 14, of the Registrant's Form 10-Q for the quarter
            ended March 31, 1996, and is incorporated herein by
            reference.

        (d) Paul Mueller Company Employee Benefit Plan, amended and restated effective March 22, 1995, and adopted by the Trustees on April 14, 1995, was attached as Exhibit (10), page 10, of the Registrant's Form 10-Q for the quarter ended March 31, 1995, and is incorporated herein by reference. The First Amendment, adopted by the Trustees on October 12, 1995, was attached as Exhibit (10), page
            25, of the Registrant's Form 10-Q for the quarter ended
            September 30, 1995, and is incorporated herein by reference. The Second Amendment, effective April 1,
            1996, and executed on May 15, 1996, was attached as Exhibit (10), page 11, of the Registrant's Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference.

        (e) Paul Mueller Company Profit Sharing and Retirement
            Savings Plan, restated effective January 1, 1993, and adopted by the Trustees on June 22, 1994, was attached as Exhibit (10), page 15, of the Registrant's Form 10-K for the year ended December 31, 1994.

        (f) Paul Mueller Company Contract Employees Retirement
            Plan, restated effective January 1, 1992, and adopted
            November 17, 1992, was attached as Exhibit (10), page 22, of the Registrant's Form 10-K for the year ended December 31, 1992, and is incorporated herein by reference. Amendment Number One, effective September
            19, 1994, was executed October 20, 1994, and Amendment
            Number Two, effective January 1, 1993, was executed
            December 2, 1994, and both were attached as Exhibit
            (10), page 67, of the Registrant's Form 10-K for the year ended December 31, 1994, and are incorporated herein by reference. Amendment Number Three, executed
            April 10, 1996, was attached as Exhibit (10), page 10, of the Registrant's Form 10-Q for the quarter ended
            March 31, 1996, and is incorporated herein by reference.
            Amendment Number Four, executed July 26, 1996, was attached as Exhibit (10), page 11, of the Registrant's
            Form 10-Q for the quarter ended September 30, 1996, and is incorporated herein by reference.

        (g) Sales and Supply Agreement between Registrant and GEA
            Ahlborn GmbH dated October 1, 1993, attached as
            Exhibit (10), page 103, of the Registrant's Form 10-K



Number                          Description                          Page No.
------  -----------------------------------------------------------  --------
            for the year ended December 31, 1993, is incorporated
            herein by reference (portions of this Agreement have
            been omitted as confidential information and have been
            filed separately with the Securities and Exchange
            Commission).

        (h) Agreement between Registrant and Sheet Metal Workers'
            International Association Local No. 208 dated June 12,
            1991, attached as Exhibit (10), page 59, of the Regis-trant's Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

        (i) Agreement and Declaration of Trust for the Paul Mueller
            Company Employee Benefit Plan dated May 2, 1988, at-tached as Exhibit (10), page 107, of the Registrant's
            Form 10-K for the year ended December 31, 1988, is incorporated herein by reference.

        (j) Paul Mueller Company Salaried and Clerical Employees
            Retirement Trust, as amended August 11, 1981, was attached as Exhibit (10), page 318, of the Registrant's
            Form 10-K for the year ended December 31, 1981, and is incorporated herein by reference. The First Amendment to the trust, adopted by the Board of Directors on May 1, 1983, was attached as Exhibit (10), page 160, of the Registrant's Form 10-K for the year ended
            December 31, 1983, and is incorporated herein by reference.

        (k) Executive Compensation Plans and Arrangements:
             i. Paul Mueller Company Supplemental Executive Retire-
                ment Plan, effective January 1, 1996, adopted by the Board of Directors on February 8, 1996, was attached as Exhibit (10), page 30, of the Regis-trant's Form 10-K for the year ended December 31, 1995, and is incorporated herein by reference.

            ii. Termination Agreement with Philip K. Daniels, Vice
                President - Sales and Marketing, dated November 11,
                1995, was attached as Exhibit (10), page 34, of the Registrant's Form 10-K for the year ended December
                31, 1995, and is incorporated herein by reference.

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

             v. Executive Short-Term Incentive Plan, adopted January
                31, 1995, attached as Exhibit (10), page 71, of the
                Registrant's Form 10-K for the year ended December 31,
                1994, is incorporated herein by reference.
 (21)   SUBSIDIARIES OF THE REGISTRANT.............................     58

 (27)   FINANCIAL DATA SCHEDULE AS OF DECEMBER 31, 1995............     59