Form 10-Q
period 1997-03-31
MUELLER PAUL CO
filed 1997-05-12
CIK 68726

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                    ----------------------------------
                                 FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934.  For the quarterly period ended March 31,
    1997, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Secu-rities Exchange Act of 1934. For the transition period from _______________ to _______________.

Commission File Number:  0-4791

                        PAUL MUELLER COMPANY
---------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

                              Missouri
---------------------------------------------------------------------
    (State or other jurisdiction of incorporation or organization)

                             44-0520907
---------------------------------------------------------------------
                (I.R.S. Employer Identification No.)

1600 W. Phelps Street, P O Box 828, Springfield, Missouri  65801-0828
---------------------------------------------------------------------
        (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  (417) 831-3000

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

Indicate the number of shares outstanding of the issuer's Common Stock as of May 7, 1997: 1,168,021

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

                PAUL MUELLER COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS
                       (Dollars in Thousands)

                                                    Mar. 31   Dec. 31
                                                      1997      1996
                                                    -------   -------
                                                  (Unaudited)
ASSETS
------
Current Assets:
  Cash............................................ $  2,579  $  2,221
  Available-for-sale investments, at market.......   14,201    14,605
  Accounts and notes receivable, less reserve
    of $634 at March 31, 1997, and $698 at
    December 31, 1996, for doubtful accounts......   13,185    15,329
  Inventories (Note 2) -
    Raw materials and components.................. $  5,416  $  3,768
    Work-in-process...............................    2,778       719
    Finished goods................................    2,370     1,498
                                                   --------  --------
                                                   $ 10,564  $  5,985
  Prepayments.....................................      320       403
                                                   --------  --------
        Total Current Assets...................... $ 40,849  $ 38,543

Other Assets......................................    3,601     3,486

Property, Plant & Equipment, at cost.............. $ 47,917  $ 47,107
  Less - Accumulated depreciation.................   36,411    35,951
                                                   --------  --------
                                                   $ 11,506  $ 11,156
                                                   --------  --------
                                                   $ 55,956  $ 53,185
                                                   ========  ========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
Current Liabilities:
  Accounts payable................................ $  3,737  $  2,283
  Accrued expenses................................    6,517     6,093
  Advance billings................................    5,802     4,085
                                                   --------  --------
        Total Current Liabilities................. $ 16,056  $ 12,461
Other Long-Term Liabilities.......................      629     1,188
Contingencies (Note 5)............................
Shareholders' Investment:
  Common stock, par value $1 per share - Autho-
    rized 20,000,000 shares - Issued 1,342,325
    shares........................................ $  1,342  $  1,342
  Preferred stock, par value $1 per share - Autho-
    rized 1,000,000 shares - No shares issued.....        -         -
  Paid-in surplus.................................    4,307     4,307
  Retained earnings...............................   36,176    36,441
                                                   --------  --------
                                                   $ 41,825  $ 42,090
  Less - Treasury stock, 174,304 shares at
         March 31, 1997, and December 31, 1996,
         at cost..................................    2,554     2,554
                                                   --------  --------
                                                   $ 39,271  $ 39,536
                                                   --------  --------
                                                   $ 55,956  $ 53,185
                                                   ========  ========

 The accompanying notes are an integral part of these balance sheets.

                PAUL MUELLER COMPANY AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME
           (Dollars in Thousands Except Per Share Amounts)
                             (Unaudited)

                                                   Three Months Ended
                                                        March 31
                                                   ------------------
                                                     1997      1996
                                                   --------  --------
Net Sales........................................  $ 17,208  $ 18,690
Cost of Sales....................................    12,979    14,625
                                                   --------  --------
        Gross Profit.............................  $  4,229  $  4,065
Selling, General & Administrative Expenses.......     3,903     3,680
                                                   --------  --------
        Operating Income.........................  $    326  $    385

Other Income (Expense):
    Interest income..............................  $    193  $    168
    Interest expense (Note 4)....................        (2)      (27)
    Other, net...................................       112       187
                                                   --------  --------
                                                   $    303  $    328
                                                   --------  --------
Income from Operations before Provision
    for Income Taxes.............................  $    629  $    713
Provision for Income Taxes.......................       193       213
                                                   --------  --------
        Net Income...............................  $    436  $    500
                                                   ========  ========
Earnings per Common Share (Note 3)...............  $   0.37  $   0.43
                                                   ========  ========

   The accompanying notes are an integral part of these statements.

                PAUL MUELLER COMPANY AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                       (Dollars in Thousands)
                             (Unaudited)

                                                   Three Months Ended
                                                        March 31
                                                   ------------------
                                                     1997      1996
                                                   --------  --------
Cash Flows from Operating Activities:
  Net income.....................................  $    436  $    500
  Adjustments to reconcile net income to net
      cash provided (required) by operating
      activities:
    Bad debt expense.............................       (45)       57
    Depreciation and amortization................       552       607
    (Gain) on sales of fixed assets..............        (2)        0
    Changes in assets and liabilities -
      (Increase) in interest receivable..........       (45)      (32)
      Decrease (increase) in accounts and
          notes receivable.......................     2,189      (731)
      (Increase) in inventory....................    (4,579)   (1,015)
      Decrease in prepayments....................        83       124
      (Increase) decrease in other assets........      (138)        8
      Increase in accounts payable...............     1,454     1,252
      Increase in accrued expenses...............       424     1,624
      Increase in advance billings...............     1,717       249
      (Decrease) in long-term liabilities........      (559)     (472)
                                                   --------  --------
          Net Cash Provided by Operations........  $  1,487  $  2,171

Cash Flows Provided (Requirements) from
    Investing Activities:
  Proceeds from maturities of investments........  $  4,950  $  7,600
  Purchases of investments.......................    (4,500)   (9,410)
  Proceeds from sales of equipment...............         1         0
  Additions to property, plant and equipment.....      (879)     (585)
                                                   --------  --------
          Net Cash Provided (Required) by
            Investing Activities.................  $   (428) $ (2,395)

Cash Flows (Requirements) from
    Financing Activities:
  Dividends paid.................................  $   (701) $   (584)
                                                   --------  --------
          Net Cash (Required) by
            Financing Activities.................  $   (701) $   (584)
                                                   --------  --------
Net Increase (Decrease) in Cash..................  $    358  $   (808)

Cash at Beginning of Period......................  $  2,221  $  2,491
                                                   --------  --------
Cash at End of Period............................  $  2,579  $  1,683
                                                   ========  ========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for -
    Interest.....................................  $      -  $     25
    Income taxes.................................       435       159

    The accompanying notes are an integral part of these statements.

                PAUL MUELLER COMPANY AND SUBSIDIARIES
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                       MARCH 31, 1997 AND 1996
                             (Unaudited)

1. The condensed financial statements include the accounts of Paul Mueller Company (Company) and its wholly owned subsidiaries, Mueller International Sales Corporation and Mueller Transporta-tion, Inc. A summary of the significant accounting policies is included in Note 1 to the consolidated financial statements in-cluded in the Company's annual report on Form 10-K for the year ended December 31, 1996.

2. Inventory is recorded at the lower of cost, last-in, first-out
   (LIFO), or market.

   Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time, interim LIFO determinations, in-cluding those at March 31, 1997, must necessarily be based on management's estimate of expected year-end inventory levels and costs. Since estimates of future inventory levels and prices are subject to many factors beyond the control of management, interim financial results are subject to final year-end LIFO inventory amounts. Accordingly, inventory components reported for the period ending March 31, 1997, are estimates based on management's know-ledge of the Company's production cycle, the costs associated with this cycle and the sales and purchasing volume of the Company.

3. The net income per share of common stock has been computed on the basis of weighted average shares outstanding: 1,168,021 for periods ended March 31, 1997, and March 31, 1996. Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," was issued March 1997 and is effective for the Company's 1997 calendar year. Adoption of SFAS No. 128 will not affect the calculation of earnings per share.

4. The $3,000,000 Floating Rate Weekly Demand Industrial Development Revenue Bond issue due on December 1, 1996, was repaid as required.

5. The Company currently employs over 900 people, of which approxi-mately 400 are represented by the Sheet Metal Workers Union. The International Union called a strike beginning July 25, 1995, and currently 25 employees are participating.

   The Company is a defendant in two lawsuits pending at March 31, 1997. In the opinion of management, after consultation with legal counsel, the outcome of these lawsuits will not have a material adverse effect on the Company's consolidated financial statements.

                 PAUL MUELLER COMPANY AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATING RESULTS
                       AND FINANCIAL CONDITION

The following is Management's Discussion and Analysis of the signifi-cant factors which have affected the Companies' financial condition and operating results reflected in the accompanying Consolidated Con-densed Financial Statements.

The information discussed below in Management's Discussion and Analy-sis of Operating Results and Financial Condition contains statements regarding matters that are not historical facts, but rather are forward-looking statements. These statements are based on current financial and economic conditions and current expectations, and involve risk and uncertainties. Actual future results may differ materially depending on a variety of factors. These factors, some of which are identified in the discussion accompanying such forward-looking statements, include, but are not limited to, milk prices paid to dairy farmers, feed prices, weather conditions, dairy farm conso-lidation and other factors affecting the profitability of dairy farmers, the price of stainless steel, actions of competitors, labor strife, the Registrant's execution of internal performance plans, economic conditions in key export markets, the level of capital expenditures in the U.S. economy, and other changes to business conditions.

OPERATING RESULTS

Net sales for the quarter ended March 31, 1997, were $17,200,000 versus $18,690,000 for the quarter ended March 31, 1996. The lower level of sales was all related to Processing Equipment, as sales of Dairy Farm Equipment increased by about $1,200,000. Processing Equipment sales for the first quarter of 1997 declined by about $2,700,000, and this primarily related to Food and Pharmaceutical Processing Equipment. A low backlog for these Processing Equipment products at December 31, 1996, compared to December 31, 1995, ad-versely affected shipments in the first quarter of 1997. These Processing Equipment products have a fairly long production cycle, so a lower-than-normal level of work-in-process at December 31, 1996, due to significant sales in December 1996, also contributed to the lower sales during the first quarter of 1997. The increase in Dairy Farm Equipment sales was almost exclusively related to increased shipments to the domestic market. The higher level of domestic Dairy Farm Equipment sales was due to the increased backlog at December 31, 1996, that was the result of a sales promotion during the fourth quarter of 1996. Export sales of Dairy Farm Equipment were up slightly, and this is primarily attributable to the improved con-ditions in the United Kingdom market where "mad cow disease" had adversely affected sales during the first quarter of 1996.

The gross profit rate for the first quarter ended March 31, 1997, was 24.6% compared to 21.7% for the first quarter of 1996. The factors contributing to the higher gross profit percentage were improved margins and a lower level of manufacturing burden due to higher ab-sorption. Margins improved during the first quarter of 1997 for Food and Pharmaceutical Processing Equipment compared to the first quarter of 1996, when operations were still being adversely affected by the strike. Additionally, sales of Dairy Farm Equipment were proportion-ately higher during the first quarter of 1997, and this segment consistently has higher margins. Manufacturing burden absorption increased during the first quarter of 1997 as work-in-process inven-tory increased, and there was a significant improvement in labor efficiency compared to the first quarter of 1996 when efficiency was adversely affected by the strike.

Selling, general and administrative expenses for the quarter ended March 31, 1997, increased by about $220,000 versus the same period of a year ago. This difference is almost entirely due to the receipt of a $312,000 group life insurance premium refund during the first quarter of 1996, of which $234,000 was credited to general and ad-ministrative expense.

Interest income increased in the first quarter of 1997 compared to the first quarter of 1996, as both the average level of investable funds and interest rates were higher. Interest expense decreased in the first quarter of 1997 compared to the first quarter of 1996, as a $3,000,000 industrial revenue bond issue was retired in December 1996. Other, net decreased, as trucking income was lower due to re-duced revenue miles during the first quarter of 1997.

The effective tax rate for the first quarter of 1997 and the first quarter of 1996 varied from the statutory tax rate (34%) primarily as a result of tax-exempt interest income and the lower effective tax rate for the Foreign Sales Corporation.

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

However, on December 22, 1994, the Regional Director of the NLRB issued an unfair labor practice complaint against the Company for refusing to supply information to union representatives about the personal health insurance claims of individual employees and their dependents and reversed his previous decision regarding the implemen-tation of changes in wages and benefits. A hearing on these and other unfair labor practice issues was held in August 1996 by an adminis-trative law judge of the NLRB, and a decision is expected in early 1997. A final determination of all the charges may take up to two years, but management believes, based on an evaluation by counsel, that there is no significant financial exposure to the Company.

The Company currently employs over 900 people, of which approximately 400 at the Springfield, Missouri, facility are represented by the Sheet Metal Workers Union. The International Union called a strike beginning on July 25, 1995, and currently there are approximately 25 employees participating. No action has been taken by the Union to prevent nonstriking employees from working.

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

Looking to the balance of 1997, there are factors that could affect the results of operations. If there is expanded employee partici-pation for an extended period of time in the strike mentioned above, this could have an adverse effect on the level of production and the ability to secure orders. Stainless steel prices increased during March by approximately 5%, and another 5% increase scheduled to take effect in May has been delayed until June 1997. However, we expect stainless steel pricing to remain relatively stable during 1997. Domestically, the average price paid to farmers for milk was lower for the first quarter of this year compared to the first quarter of 1996. Prices are expected to remain relatively low until late summer or early fall, and this may have an adverse effect on sales of Dairy Farm Equipment.

The backlog of sales at March 31, 1997, was $28,100,000 compared to $26,500,000 at March 31, 1996. The March 31, 1997, backlog repre-
sents orders that will be completed and shipped over the next twelve months.

FINANCIAL CONDITION

The consolidated financial condition and the liquidity of the Company at March 31, 1997, have not changed significantly since December 31, 1996. There are no significant commitments for capital expenditures at March 31, 1997.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

          a. Exhibits

                                                          Sequentially
             Exhibit                                        Numbered
             Number                    Exhibit                Page
             ------  -------------------------------------  --------
              (27)   Financial Data Schedule...............    11

          b. Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended March 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PAUL MUELLER COMPANY

DATE:  May 7, 1997              /S/         DONALD E. GOLIK
       -----------              --------------------------------------
                                Donald E. Golik, Senior Vice President
                                      and Chief Financial Officer