Form 10-Q
period 1997-06-30
MUELLER PAUL CO
filed 1997-08-12
CIK 68726

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                 ----------------------------------
                              FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Ex-change Act of 1934. For the quarterly period ended June 30, 1997, or

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

Indicate the number of shares outstanding of the issuer's Common Stock as of August 1, 1997: 1,168,021

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

                 PAUL MUELLER COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED BALANCE SHEETS
                        (Dollars in Thousands)

                                                    June 30   Dec. 31
                                                      1997      1996
                                                    -------   -------
                                                  (Unaudited)
ASSETS
------
Current Assets:
  Cash............................................ $  5,354  $  2,221
  Available-for-sale investments, at market.......   10,241    14,605
  Accounts and notes receivable, less reserve of
    $644 at June 30,1997, and $698 at December 31,
    1996, for doubtful accounts...................   14,158    15,329
  Inventories (Note 2) -
    Raw materials and components.................. $  5,636  $  3,768
    Work-in-process...............................    3,009       719
    Finished goods................................    2,169     1,498
                                                   --------  --------
                                                   $ 10,814  $  5,985
  Prepayments.....................................      581       403
                                                   --------  --------
      Total Current Assets........................ $ 41,148  $ 38,543
Other Assets......................................    3,549     3,486
Property, Plant & Equipment, at cost.............. $ 48,667  $ 47,107
  Less - Accumulated depreciation.................   36,941    35,951
                                                   --------  --------
                                                   $ 11,726  $ 11,156
                                                   --------  --------
                                                   $ 56,423  $ 53,185
                                                   ========  ========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
Current Liabilities:
  Accounts payable................................ $  3,988  $  2,283
  Accrued expenses................................    7,101     6,093
  Advance billings................................    4,917     4,085
                                                   --------  --------
      Total Current Liabilities................... $ 16,006  $ 12,461
Other Long-Term Liabilities (Note 4)..............      799     1,188
Contingencies (Note 5)............................
Shareholders' Investment:
  Common Stock, par value $1 per share -
    Authorized 20,000,000 shares - Issued
    1,342,325 shares.............................. $  1,342  $  1,342
  Preferred Stock, par value $1 per share -
    Authorized 1,000,000 shares - No shares issued        -         -
  Paid-in surplus.................................    4,307     4,307
  Retained earnings...............................   36,523    36,441
                                                   --------  --------
                                                   $ 42,172  $ 42,090
  Less - Treasury stock, 174,304 shares at
         June 30, 1997, and December 31, 1996,
         at cost..................................    2,554     2,554
                                                   --------  --------
                                                   $ 39,618  $ 39,536
                                                   --------  --------
                                                   $ 56,423  $ 53,185
                                                   ========  ========

 The accompanying notes are an integral part of these balance sheets.

                 PAUL MUELLER COMPANY AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
            (Dollars in Thousands Except Per Share Amounts)
                              (Unaudited)

                               Three Months Ended   Six Months Ended
                                     June 30             June 30
                               ------------------  ------------------
                                 1997      1996      1997      1996
                               --------  --------  --------  --------
Net Sales..................... $ 21,868  $ 21,526  $ 39,076  $ 40,216
Cost of Sales.................   16,467    16,499    29,446    31,125
                               --------  --------  --------  --------
    Gross Profit.............. $  5,401  $  5,027  $  9,630  $  9,091
Selling, General &
  Administrative Expenses.....    4,231     3,819     8,134     7,498
                               --------  --------  --------  --------
    Operating Income.......... $  1,170  $  1,208  $  1,496  $  1,593
Other Income (Expense):
  Interest income............. $    183  $    160  $    376  $    328
  Interest expense (Note 4)...       (3)      (30)       (5)      (57)
  Other, net..................      212        80       324       267
                               --------  --------  --------  --------
                               $    392  $    210  $    695  $    538
                               --------  --------  --------  --------
Income from Operations before
  Provision for Income Taxes.. $  1,562  $  1,418  $  2,191  $  2,131
Provision for Income Taxes....      515       447       708       660
                               --------  --------  --------  --------
    Net Income................ $  1,047  $    971  $  1,483  $  1,471
                               ========  ========  ========  ========
Earnings per Common
  Share (Note 3).............. $   0.90  $   0.83  $   1.27  $   1.26
                               ========  ========  ========  ========

   The accompanying notes are an integral part of these statements.

                 PAUL MUELLER COMPANY AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                        (Dollars in Thousands)
                             (Unaudited)

                                                    Six Months Ended
                                                         June 30
                                                   ------------------
                                                     1997      1996
                                                   --------  --------
Cash Flows from Operating Activities:
  Net income...................................... $  1,483  $  1,471
  Adjustments to reconcile net income to net
      cash provided by operating activities:
    Bad debt expense..............................       17        87
    Depreciation and amortization.................    1,108     1,241
    (Gain) on sales of fixed assets...............       (2)        -
    Changes in assets and liabilities -
      Decrease (increase) in interest receivable..       55       (96)
      Decrease (increase) in accounts and
        notes receivable..........................    1,153    (2,056)
      (Increase) decrease in inventory............   (4,829)      583
      (Increase) in prepayments...................     (177)     (127)
      (Increase) in other assets..................      (99)      (26)
      Increase in accounts payable................    1,705     1,625
      Increase in accrued expenses................    1,008     1,687
      Increase (decrease) in advance billings.....      832      (358)
      (Decrease) in long-term liabilities.........     (389)     (321)
                                                   --------  --------
        Net Cash Provided by Operations........... $  1,865  $  3,710

Cash Flows Provided (Requirements) from
    Investing Activities:
  Proceeds from maturities of investments......... $ 10,440  $ 12,600
  Purchases of investments........................   (6,130)  (12,765)
  Proceeds from sale of equipment.................        2         1
  Additions to property, plant and equipment......   (1,642)   (1,164)
                                                   --------  --------
        Net Cash Provided (Required) from
            Investing Activities.................. $  2,670  $ (1,328)

Cash Flows (Requirements) from
    Financing Activities:
  Dividends paid.................................. $ (1,402) $ (1,168)
                                                   --------  --------
        Net Cash (Required) by
            Financing Activities.................. $ (1,402) $ (1,168)
                                                   --------  --------
Net Increase in Cash.............................. $  3,133  $  1,214
Cash at Beginning of Period.......................    2,221     2,491
                                                   --------  --------
Cash at End of Period............................. $  5,354  $  3,705
                                                   ========  ========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest...................................... $      9  $     61
    Income taxes..................................      895       544

   The accompanying notes are an integral part of these statements.

                 PAUL MUELLER COMPANY AND SUBSIDIARIES
                NOTES TO CONDENSED FINANCIAL STATEMENTS
                        JUNE 30, 1997 AND 1996

1. The condensed financial statements include the accounts of Paul Mueller Company (Company) and its wholly owned subsidiaries, Mueller International Sales Corporation and Mueller Transportation, Inc. A summary of the significant accounting policies is included in Note 1 to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

2. Inventory is recorded at the lower of cost, last-in, first-out
   (LIFO), or market.

   Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time, interim LIFO determinations, in-cluding those at June 30, 1997, must necessarily be based on management's estimate of expected year-end inventory levels and costs. Since estimates of future inventory levels and prices are subject to many factors beyond the control of management, interim financial results are subject to final year-end LIFO inventory amounts. Accordingly, inventory components reported as of June 30, 1997, are estimates based on management's knowledge of the Com-pany's production cycle, the costs associated with this cycle and the sales and purchasing volume of the Company.

3. The net income per share of common stock has been computed on the basis of weighted average shares outstanding: 1,168,021 for periods ended June 30, 1997, and June 30, 1996. Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," was issued March 1997 and is effective for the Company's 1997 calendar year. Adoption of SFAS No. 128 will not affect the calculation of earnings per share.

4. The $3,000,000 Floating Rate Weekly Demand Industrial Development Revenue Bond issue due on December 1, 1996, was repaid as required.

5. The Company currently employs over 900 people, of which approxi-mately 400 are represented by the Sheet Metal Workers Union. The International Union called a strike beginning July 25, 1995, and currently 24 employees are participating.

   The Company is a defendant in two lawsuits pending at June 30, 1997. In the opinion of management, after consultation with legal counsel, the outcome of these lawsuits will not have a material adverse effect on the Company's consolidated financial statements.

                 PAUL MUELLER COMPANY AND SUBSIDIARIES
               MANAGEMENT'S ANALYSIS OF OPERATING RESULTS
                        AND FINANCIAL CONDITION

The following is Management's Discussion and Analysis of the signifi-cant factors which have affected the Companies' financial condition and operating results reflected in the accompanying Consolidated
Condensed Financial Statements.

The information discussed below in Management's Discussion and Analy-sis of Operating Results and Financial Condition contains statements regarding matters that are not historical facts, but rather are forward-looking statements. These statements are based on current financial and economic conditions and current expectations, and involve risk and uncertainties. Actual future results may differ materially depending on a variety of factors. These factors, some of which are identified in the discussion accompanying such forward-looking statements, include, but are not limited to, milk prices paid to dairy farmers, feed prices, weather conditions, dairy farm consoli-dation and other factors affecting the profitability of dairy farmers, the price of stainless steel, actions of competitors, labor strife, the Registrant's execution of internal performance plans, economic conditions in key export markets, the level of capital expenditures in the U.S. economy, and other changes to business conditions.

OPERATING RESULTS

Net sales for the second quarter ended June 30, 1997, were $21,868,000 compared to $21,526,000 for the second quarter of 1996. The improve-ment was solely due to an increase of $998,000 in shipments of Dairy Farm Equipment, virtually all of which related to the domestic mar-ket. Although milk prices declined during the second quarter of 1997 and feed prices remained high, the number of milk cooler units shipped increased. The rise in domestic Dairy Farm Equipment sales was due to the increased backlog at December 31, 1996 (which was the result of a sales promotion during the fourth quarter of 1996), an increase in the size of domestic milk coolers sold, and the expansion of dairy opera-tions in the western and southwestern markets of the United States. Export shipments of Dairy Farm Equipment were flat for the second quarter of 1997 compared to the second quarter of 1996. The decrease in Processing Equipment shipments was due primarily to lower sales of Commercial Refrigeration Equipment.
Commercial Refrigeration sales for the quarter were adversely affected by a lower rate of order entry for 1997 compared to 1996.

The most significant factor affecting the improvement in the gross profit rate for the second quarter of 1997 compared to the second quarter of 1996 was an increase in gross margins. The improvement in gross margins occurred principally in Dairy Farm Equipment, in PyroPure Equipment, and in Food and Pharmaceutical Processing Equip-ment, as sales and the gross margin rate were higher for Dairy Farm Equipment and PyroPure Equipment and the gross margin rate was better for Food and Pharmaceutical Equipment.

Selling, general and administrative expenses increased $412,000 for the second quarter ended June 30, 1997, compared to the second quar-ter of 1996. Increased expenditures were incurred for personnel, training, advertising, manufacturers' representative commissions, and travel.

Interest income increased for the second quarter of 1997 compared to second quarter of 1996 due to higher interest rates, as the average level of investable funds was comparable between years. Interest ex-pense decreased for the second quarter of 1997 versus 1996, as the $3,000,000 industrial revenue bond issue was retired in December 1996. Other, net increased for the second quarter of 1997 versus the second quarter of 1996 due to improved trucking results, increased royalty income, and an increase in miscellaneous income.

The effective tax rate for the second quarter of 1997 and the second quarter of 1996 varied from the statutory tax rate (34%) primarily as a result of tax-exempt income and the lower effective tax rate for the FSC.

Net sales for the six months ended June 30, 1997, were $39,076,000 versus $40,216,000 for the six months ended June 30, 1996. Dairy
Farm Equipment sales improved by $2,200,000, while Processing Equip-ment shipments declined by $3,340,000. The improvement in Dairy
Farm Equipment sales was primarily in the domestic market for the reasons mentioned above. Export sales of Dairy Farm Equipment were up slightly due to the strong market in the United Kingdom. The de-crease in Processing Equipment sales was mainly the result of lower shipments for Food and Pharmaceutical Processing Equipment, Accu-Therm Plate Heat Exchangers, and Commercial Refrigeration products. Food and Pharmaceutical Processing Equipment sales declined due to a lower backlog at December 31, 1996, compared to December 31, 1995. Lower shipments were recorded for Commercial Refrigeration and Accu-Therm Plate Heat Exchangers due to the lower rate of order entry in 1997 compared to 1996.

The gross profit rate was 24.6% for the six months ended June 30, 1997, and 22.6% for the six months ended June 30, 1996. An improve-ment in gross margins and lower net manufacturing burden were the primary reasons for the improvement in the gross profit rate. In-creased sales were achieved for Dairy Farm Equipment and PyroPure Equipment, which contributed to the increase in the overall gross margin for the first six months of 1997 compared to the same period of a year ago. Net manufacturing burden was lower for the first six months of 1997 compared to the first six months of 1996, as burden absorption was much higher due to the increased level of manufacturing activity. The manufacturing activity was higher in 1997 compared to 1996 due to the fact that there were approximately 145 employees par-ticipating in the strike during most of the first six months of 1996.

Selling, general and administrative expenses were higher by $636,000 for the six months ended June 30, 1997, compared to the same period of a year ago. A portion of the increase in expenses was due to the reasons mentioned above. The balance was due to the receipt of a $312,000 group life insurance premium refund during the first quarter of 1996, of which $234,000 was credited to general and administrative expense.

Interest income increased for the first six months of 1997 compared to first six months of 1996 due to higher interest rates and a higher average level of investable funds. Interest expense decreased for 1997 versus 1996, as the $3,000,000 industrial revenue bond issue was retired in December 1996. Other, net improved due to increased royalty income and an increase in miscellaneous income.

The effective tax rate for the first six months of 1997 and the first six months of 1996 varied from the statutory rate (34%) primarily as a result of tax-exempt income and lower effective tax rate for the FSC.

As previously reported, the labor contract with the Sheet Metal Work-ers Union (which covers a portion of the employees at the Springfield, Missouri, plant) expired on June 11, 1994. Negotiations with union representatives continued until an impasse was reached, and the Com-pany implemented specific provisions of its final offer effective September 19, 1994. In November 1994, the Regional Director of the National Labor Relations Board (NLRB) also concluded that a lawful impasse had been reached in negotiations prior to the Company's imple-mentation of its offer.

However, on December 22, 1994, the Regional Director of the NLRB issued an unfair labor practice complaint against the Company for refusing to supply information to union representatives about the personal health insurance claims of individual employees and their dependents and reversed his previous decision regarding the implemen-tation of changes in wages and benefits. A hearing on these and other unfair labor practice issues was held in August 1996 by an administra-tive law judge of the NLRB. The administrative law judge issued his decision on May 21, 1997, and, on the major issues, found that a law-ful impasse had been reached in negotiations prior to the Company's implementation of its offer, and that the Company was entitled to refuse to supply information to union representatives about personal health insurance claims of individual employees and their dependents. The administrative law judge, however, ruled against the Company on some other unfair labor practice issues, and the Company and the union both have appealed the decision to the NLRB. A decision by the NLRB is not expected for several months, and there can be an appeal from any NLRB decision, either by the Company or the union. A final de-termination of the charges may take up to two years, however; and management believes, based on an evaluation by counsel, that there is no significant financial exposure to the Company.

The Company currently employs about 900 people, of which approximately 400 at the Springfield, Missouri, facility are represented by the Sheet Metal Workers Union. The International Union called a strike beginning on July 25, 1995, and currently there are still 24 employees participating. No action has been taken by the union to prevent non-striking employees from working.

The Company has implemented the provisions of its revised and final offer effective April 1, 1996, which remains open for the union's acceptance, and no further negotiations are scheduled.

The Company has facilities located in Springfield, Missouri and Osceola, Iowa. There are approximately 800 employees assigned to the Springfield facility, and there are an additional 100 employees at the Osceola facility (none of which are represented by a labor union).

Looking to the balance of 1997, there are several factors that could affect the results of operations. If there is expanded employee participation for an extended period of time in the strike mentioned above, this could have an adverse effect on the level of production and the ability to secure orders. Another stainless steel price in-crease of 5% was announced effective June 1997, and although stainless steel prices are expected to remain relatively stable for the balance of 1997, any further increases could reduce the profitability of the Company's products. Domestically, the average price paid to farmers for milk was lower for the second quarter of 1997 compared to the first quarter of 1997. Prices are expected to remain relatively low until late summer or early fall, while feed prices are expected to remain high. These factors may have an adverse effect on sales of Dairy Farm Equipment.

In support of the Company's efforts to expand its marketing of brew-ery systems, the Company has elected to open a microbrewery and brew-pub operation in Springfield, Missouri. The operation will showcase the Company's brewery technology capability, while also functioning as a training and product development facility for brewery equipment. Beer will be distributed locally in draft and sold at retail in the brewpub. Completion of this project is scheduled for late 1997.

The backlog of sales at June 30, 1997, was $31,000,000 compared to $24,900,000 at June 30, 1996. The June 30, 1997, backlog primarily represents orders that will be completed and shipped over the next twelve months.

FINANCIAL CONDITION

The consolidated financial condition and the liquidity of the Company at June 30, 1997, have not changed significantly since December 31, 1996. There were no material commitments for capital expenditures at June 30, 1997.

PART II  -  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         a. Exhibits

                                                         Sequentially
            Exhibit                                        Numbered
            Number                 Exhibit                    Page
            ------  -------------------------------------  --------
             (27)   Financial Data Schedule..............      11

         b. Reports on Form 8-K -- There were no reports on form 8-K filed for the three months ended June 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PAUL MUELLER COMPANY

DATE:  August 2, 1997           /S/         DONALD E. GOLIK
       --------------           --------------------------------------
                                Donald E. Golik, Senior Vice President
                                     and Chief Financial Officer