Form 10-Q
period 1997-09-30
MUELLER PAUL CO
filed 1997-11-12
CIK 68726

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                    ----------------------------------
                                 FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934.  For the quarterly period ended
    September 30, 1997, or

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

Indicate the number of shares outstanding of the issuer's Common Stock as of November 7, 1997: 1,168,021

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

                PAUL MUELLER COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS
                       (Dollars in Thousands)

                                                   Sept. 30  Dec. 31
                                                     1997      1996
                                                   --------  --------
                                                 (Unaudited)
ASSETS
Current Assets:
  Cash and short-term investments, at cost         $  1,463  $  2,221
  Available-for-sale investments, at market          11,863    14,605
  Accounts and notes receivable, less reserve
    of $581 at September 30, 1997, and $698
    at December 31, 1996, for doubtful accounts      16,931    15,329
  Inventories (Note 2) -
    Raw materials and components                   $  6,112  $  3,768
    Work-in-process                                   3,312       719
    Finished goods                                    1,984     1,498
                                                   --------  --------
                                                   $ 11,408  $  5,985

  Prepayments                                           546       403
                                                   --------  --------
      Total Current Assets                         $ 42,211  $ 38,543

Other Assets                                          3,492     3,486

Property, Plant & Equipment, at cost               $ 49,688  $ 47,107
  Less - Accumulated depreciation                    37,458    35,951
                                                   --------  --------
                                                   $ 12,230  $ 11,156
                                                   --------  --------
                                                   $ 57,933  $ 53,185
                                                   ========  ========

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
  Accounts payable                                 $  4,142  $  2,283
  Accrued expenses (Note 5)                           6,962     6,093
  Advance billings                                    6,589     4,085
                                                   --------  --------
      Total Current Liabilities                    $ 17,693  $ 12,461

Other Long-Term Liabilities (Note 4)                    964     1,188

Contingencies (Note 6)

Shareholders' Investment:
  Common Stock, par value $1 per share --
    Authorized 20,000,000 shares --
    Issued 1,342,325 shares                        $  1,342  $  1,342
  Preferred Stock, par value $1 per share --
    Authorized 1,000,000 shares --
    No shares issued                                      -         -
  Paid-in surplus                                     4,307     4,307
  Retained earnings                                  36,181    36,441
                                                   --------  --------
                                                   $ 41,830  $ 42,090
Less - Treasury stock, 174,304 shares at
       September 30, 1997, and December 31, 1996,
       at cost                                        2,554     2,554
                                                   --------  --------
                                                   $ 39,276  $ 39,536
                                                   --------  --------
                                                   $ 57,933  $ 53,185
                                                   ========  ========

 The accompanying notes are an integral part of these balance sheets.

                PAUL MUELLER COMPANY AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME
           (Dollars in Thousands Except Per Share Amounts)
                             (Unaudited)

                               Three Months Ended   Nine Months Ended
                                  September 30        September 30
                               ------------------  ------------------
                                 1997      1996      1997      1996
                               --------  --------  --------  --------
Net Sales                      $ 23,404  $ 21,187  $ 62,480  $ 61,403
Cost of Sales                    18,418    15,761    47,864    46,885
                               --------  --------  --------  --------
    Gross Profit               $  4,986  $  5,426  $ 14,616  $ 14,518
Selling, General and
  Administrative Expenses         4,217     3,919    12,351    11,417
                               --------  --------  --------  --------
    Operating Income           $    769  $  1,507  $  2,265  $  3,101

Other Income (Expense):
  Interest income              $    172  $    195  $    548  $    523
  Interest expense (Note 4)          (2)      (30)       (7)      (87)
  Other, net (Note 5)              (529)       69      (205)      335
                               --------  --------  --------  --------
                               $   (359) $    234  $    336  $    771
                               --------  --------  --------  --------

Income from Operations before
  Provision for Income Taxes   $    410  $  1,741  $  2,601  $  3,872
Provision for Income Taxes           50       570       758     1,230
                               --------  --------  --------  --------
    Net Income                 $    360  $  1,171  $  1,843  $  2,642
                               ========  ========  ========  ========

Earnings per
  Common Share (Note 3)          $ 0.31    $ 1.00    $ 1.58    $ 2.26
                                 ======    ======    ======    ======

   The accompanying notes are an integral part of these statements.

                PAUL MUELLER COMPANY AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                       (Dollars in Thousands)
                            (Unaudited)

                                                   Nine Months Ended
                                                     September 30
                                                 --------------------
                                                   1997        1996
                                                 --------    --------
Cash Flows from Operating Activities:
  Net income                                     $  1,843    $  2,642
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Bad debt expense                                  (24)        211
    Depreciation and amortization                   1,692       1,896
    (Gain) on sales of fixed assets                    (9)         (2)
    Changes in assets and liabilities -
      Decrease (increase) in interest receivable       57         (60)
      (Increase) in accounts and notes receivable  (1,578)       (410)
      (Increase) decrease in inventory             (5,423)      3,075
      (Increase) in prepayments                      (143)        (33)
      (Increase) decrease in other assets             (57)         23
      Increase in accounts payable                  1,859         865
      Increase in accrued expenses                    869       1,624
      Increase (decrease) in advance billings       2,504      (1,739)
      (Decrease) in other liabilities                (224)       (190)
                                                 --------    --------
        Net Cash Provided by Operations          $  1,366    $  7,902

Cash Flows Provided (Requirements) from
Investing Activities:
  Proceeds from maturities of investments        $ 12,990    $ 15,590
  Purchases of investments                        (10,305)    (19,340)
  Proceeds from sale of equipment                      12           2
  Additions to property, plant and equipment       (2,719)     (1,569)
                                                 --------    --------
        Net Cash (Required) from
          Investing Activities                   $    (22)   $ (5,317)

Cash Flows (Requirements) from
    Financing Activities:
  Dividends paid                                 $ (2,102)   $ (1,752)
                                                 --------    --------
        Net Cash (Required) by
          Financing Activities                   $ (2,102)   $ (1,752)
                                                 --------    --------
Net (Decrease) Increase in Cash                  $   (758)   $    833

Cash at Beginning of Period                         2,221       2,491
                                                 --------    --------
Cash at End of Period                            $  1,463    $  3,324
                                                 ========    ========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                     $      9    $     89
    Income taxes                                    1,534         756

  The accompanying notes are an integral part of these statements.

                PAUL MUELLER COMPANY AND SUBSIDIARIES
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1997 AND 1996
                             (Unaudited)

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

   Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time, interim LIFO determinations, in-cluding those at September 30, 1997, must necessarily be based on management's estimate of expected year-end inventory levels and costs. Since estimates of future inventory levels and prices are subject to many factors beyond the control of management, interim financial results are subject to final year-end LIFO inventory amounts. Accordingly, inventory components reported for the period ending September 30, 1997, are estimates based on management's knowledge of the Company's production cycle, the costs associated with this cycle and the sales and purchasing volume of the Company.

3. The net income per share of common stock has been computed on the basis of weighted average shares outstanding: 1,168,021 for periods ended September 30, 1997, and September 30, 1996. State-ment of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," was issued March 1997 and is effective for the Com-pany's 1997 calendar year. Adoption of SFAS No. 128 will not affect the calculation of earnings per share.

4. The $3,000,000 Floating Rate Weekly Demand Industrial Development Revenue Bond issue due on December 1, 1996, was repaid as required.

5. The Company was the defendant in a breach-of-contract / breach-of-warranty lawsuit concerning reactor vessels sold in 1992 in Tarrant County, Texas (Alcon Laboratories, Inc. -vs- Paul Mueller Company). As a result of a trial that ended September 19, 1997, the Company received an adverse decision, and the final judgment awarded damages, interest, and attorney's fees totaling $1,700,000 to the plaintiff. Management believes the decision was incorrect and, based on the advice of legal counsel, will appeal the decision. As a result of the decision, a provision of $775,000 was made for a reserve for the ultimate resolution of the matter and is included in Other, net on the accompanying Consolidated Condensed Statements of Income, and the related reserve is included as Accrued expenses on the Consolidated Condensed Balance Sheet. If the decision is upheld on appeal, the Company's liability will exceed the reserve.

6. The Company currently employs about 900 people, of which approxi-mately 400 are represented by the Sheet Metal Workers Union. The International Union called a strike beginning July 25, 1995, and 22 employees are currently participating.

   The Company is a defendant in two lawsuits pending at September 30, 1997. In the opinion of management, after consultation with legal counsel, the outcome of these lawsuits will not have a material adverse effect on the Company's consolidated financial statements.

                PAUL MUELLER COMPANY AND SUBSIDIARIES
              MANAGEMENT'S ANALYSIS OF OPERATING RESULTS
                       AND FINANCIAL CONDITION

The following is Management's Discussion and Analysis of the signifi-cant factors which have affected the Companies' financial condition and operating results reflected in the accompanying Consolidated
Condensed Financial Statements.

The information discussed below in Management's Discussion and Analy-sis of Operating Results and Financial Condition contains statements regarding matters that are not historical facts, but rather are forward-looking statements. These statements are based on current financial and economic conditions and current expectations, and involve risk and uncertainties. Actual future results may differ materially depending on a variety of factors. These factors, some of which are identified in the discussion accompanying such forward-looking statements, include, but are not limited to, milk prices paid to dairy farmers, feed prices, weather conditions, dairy farm con-solidation and other factors affecting the profitability of dairy farmers, the price of stainless steel, actions of competitors, labor strife, the Registrant's execution of internal performance plans, economic conditions in key export markets, the level of capital expenditures in the U.S. economy, and other changes to business conditions.

OPERATING RESULTS

Net sales for the third quarter ended September 30, 1997, were $23,404,000 compared to $21,187,000 for the third quarter of 1996. Sales were higher for both Processing Equipment and Dairy Farm Equip-ment. Processing Equipment sales were higher by $1,372,000, and this consisted of a large order for Thermal Products Equipment that shipped during the quarter, coupled with reduced sales of Food Pro-cessing Equipment and Accu-Therm Plate Heat Exchangers. A lower backlog of Food Processing Equipment at December 31, 1996, compared to the prior year end, adversely affected sales. Also, lower order entry for Accu-Therm Plate Heat Exchangers during 1997 versus 1996 led to reduced sales. Dairy Farm Equipment sales improved by $845,000, with virtually all of the increase due to higher export shipments, primarily to Canada, Uruguay, and the United Kingdom.

The gross profit rate was 21.3% for the third quarter of 1997 versus 25.6% for the third quarter of 1996. The reduced gross profit rate was the result of lower overall gross margins and higher manufac-turing burden. Lower gross margins were recorded for Food and Pharmaceutical Processing Equipment and for Thermal Products, which reduced the overall gross margin rate for the quarter. Manufacturing burden was higher in the third quarter of 1997 compared to the third quarter of 1996, as sales were higher and there was an increase in direct labor incurred and the related variable manufacturing burden expenses.

Selling, general, and administration expenses were higher by $298,000 for the three months ended September 30, 1997, compared to the same period of a year ago. Expenditures were higher for personnel costs, travel expense, trade show expense, and service costs.

Interest income for the third quarter of 1997 was lower than the third quarter of 1996 due primarily to the lower average level of invest-able funds. Interest expense decreased for 1997 versus 1996 as a $3,000,000 industrial revenue bond issue was retired in December 1996. Other, net was unfavorably affected as a provision of $775,000 was made for a reserve that was established as the result of an adverse decision in a breach-of-contract / breach-of-warranty lawsuit that was tried in September 1997 in Tarrant County, Texas (Alcon Laboratories, Inc. -vs- Paul Mueller Company). In the final judgment assessed against the Company, the plaintiff was awarded damages, interest, and attorney's fees totaling $1,700,000. Management believes the deci-sion was incorrect and, based on advice of legal counsel, will appeal the decision. If the decision is upheld on appeal, the Company's liability will exceed the reserve that has been established for the ultimate resolution of the matter.

The effective tax rate for the third quarter of 1997 and the third quarter of 1996 varied from the statutory rate (34%) primarily as a result of tax-exempt income and the lower effective tax rate for the Foreign Sales Corporation (FSC).

Net sales for the nine months ended September 30, 1997, were $62,480,000 versus $61,403,000 for the same period of a year ago. Processing Equipment sales declined by $1,969,000, while Dairy Farm Equipment sales improved by $3,046,000. The decline in Processing Equipment sales was primarily attributable to reduced sales in Food and Pharmaceutical Processing Equipment and in Accu-Therm Plate Heat Exchangers. The reduction in Food and Pharmaceutical Processing Equipment sales was due to the lower beginning backlog for 1997 as compared to 1996. The decline in Accu-Therm Plate Heat Exchanger sales was due to the lower rate of order entry for 1997 as compared to 1996. The increase in Dairy Farm Equipment sales was 60% in the domestic market, with the balance in export markets. The increase in domestic Dairy Farm Equipment sales was due to the higher backlog at December 31, 1996 (which was the result of a sales promotion dur-ing the fourth quarter of 1996), an increase in the size of domestic coolers sold, and an expansion of larger dairy operations (primarily in the southwestern market of the United States). The improvement in export sales was due primarily to increased shipments to Canada, the United Kingdom, Mexico, and Uruguay.

The gross profit rate was 23.4% for the nine months ended September 30, 1997, compared to 23.6% for the nine months ended September 30, 1996. The overall gross margin rates for both periods were compar-able, and the manufacturing burden expense during the periods was at approximately the same level.

Selling, general and administrative expenses were $934,000 higher for the nine months ended September 30, 1997, versus the same period of a year ago. Higher expenditures were incurred for personnel, media advertising, trade shows, manufacturers' representative's commis-sions, and travel. A portion of the increase for 1997 was also due to the receipt of a $312,000 group life insurance premium refund during the first quarter of 1996, of which $234,000 was credited to general and administrative expense.

Interest income for the first nine months of 1997 was higher than for the comparable period of 1996 due to a higher average interest rate. Interest expense decreased for 1997 versus 1996, as the $3,000,000 industrial revenue bond issue was retired in December 1996. The variance in Other, net was due to the provision of $775,000 discussed above.

The effective tax rate for the first nine months of 1997 and the first nine months of 1996 varied from the statutory rate (34%) pri-marily as a result of tax exempt income and the lower effective tax rate for the FSC.

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

However, on December 22, 1994, the Regional Director of the NLRB issued an unfair labor practice complaint against the Company for refusing to supply information to union representatives about the personal health insurance claims of individual employees and their dependents and reversed his previous decision regarding the implemen-tation of changes in wages and benefits. A hearing on these and other unfair labor practice issues was held in August 1996 by an administra-tive law judge of the NLRB. The administrative law judge issued his decision on May 21, 1997, and, on the major issues, found that a law-ful impasse had been reached in negotiations prior to the Company's implementation of its offer, and that the Company was entitled to refuse to supply information to union representatives about personal health insurance claims of individual employees and their dependents. The administrative law judge, however, ruled against the Company on some other unfair labor practice issues, and the Company and the union both have appealed the decision to the NLRB. A decision by the NLRB is not expected for several months, and there can be an appeal from any NLRB decision, either by the Company or the union. An additional hearing before an administrative law judge of the NLRB will be held November 20, 1997, on other unfair labor practice issues. A final determination of all charges may take up to two years, however; and management believes, based on an evaluation by counsel, that there is no significant financial exposure to the Company.

The Company currently employs about 900 people, of which approximately 400 at the Springfield, Missouri, facility are represented by the Sheet Metal Workers Union. The International Union called a strike beginning on July 25, 1995, and currently there are still 22 employees participating. No action has been taken by the union to prevent non-striking employees from working.

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

Looking to the balance of 1997, there are factors that could affect the results of operations. If there is expanded employee partici-pation for an extended period of time in the strike mentioned above, this could have an adverse effect on the level of production and the ability to secure orders. Stainless steel prices are expected to remain relatively stable for the balance of 1997. Domestically, milk prices paid to dairy farmers are projected to decrease over the next several months and at the same time feed prices are expected to moderate. The lower milk prices may have an adverse effect on sales of Dairy Farm Equipment. The recent financial crisis in Southeast Asia may adversely affect demand for the Company's products in that market.

In support of the Company's efforts to expand its marketing of brewery systems, the Company has elected to open a microbrewery and brewpub operation in Springfield, Missouri. The operation will showcase the Company's brewery technology capability, while also functioning as a training and product development facility for brewery equipment. Beer will be distributed locally in draft and sold at retail in the brewpub. Completion of the project is sche-duled for late 1997.

The backlog of sales at September 30, 1997, was $27,500,000 compared to $19,500,000 at September 30, 1996. The September 30, 1997, back-log primarily represents orders that will be completed and shipped over the next twelve months.

FINANCIAL CONDITION

The consolidated financial condition and the liquidity of the Company at September 30, 1997, have not changed significantly since December 31, 1996. There are no significant commitments for capital expen-ditures at September 30, 1997.

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

          b. Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended September 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            PAUL MUELLER COMPANY

DATE:  November 7, 1997     /S/           DONALD E. GOLIK
       ----------------     ------------------------------------------
                            Donald E. Golik, Senior Vice President and
                                      Chief Financial Officer