Form 10-K405
period 1997-12-31
MUELLER PAUL CO
filed 1998-03-20
CIK 68726

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                   ----------------------------------
                                FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the fiscal year ended: December 31, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be con-tained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

State the aggregate market value of the voting stock held by nonaffili-ates of the Registrant: The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within 60 days prior to the date of filing. Aggregate market value on February 27, 1998, based on the last reported closing price: $ 38,725,988

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 13, 1998:

      Common stock, $1 par value, outstanding:  1,168,021 shares

Portions of the Proxy Statement for the annual meeting of shareholders to be held May 4, 1998, are incorporated by reference into Part III.

PART I

ITEM 1. - DESCRIPTION OF BUSINESS

     A.   GENERAL DEVELOPMENT OF BUSINESS

          The Registrant was incorporated under the laws of Missouri in 1946 as the successor to a business begun in 1940 to perform general sheet metal work, primarily for the building industry. In the mid-1940's, the Registrant expanded its operations to include the manufacture of poultry processing equipment and stainless steel cheese-making vats for dairy plants. The Registrant in 1955 began manufacturing stainless steel milk coolers for dairy farms and in 1960 began manufacturing stain-less steel storage tanks and discontinued its sheet metal operations. The Registrant purchased a water purification product line in January 1987. Today, the Registrant is one of the world's largest manufacturers of milk coolers for dairy farms. The Registrant is also one of the nation's leading manufacturers of standard and custom-made stainless steel pro-cessing equipment for the food and dairy, beverage, chemical and pharmaceutical, and other industries. The Registrant opened a microbrewery and brewpub operation in December 1997 to showcase its brewery technology capability and expand its marketing of brewery systems.

          The Registrant entered into a license agreement in January 1992 under which it acquired the right to manufacture and market water distillation equipment. Sales can be made on a nonexclusive basis to the water bottling industry and for industrial process water applications; pharmaceutical, laboratory and medical applications; and for milk concen-tration. The Registrant began selling equipment during 1992.

          The Registrant entered into a license agreement in February 1994 under which it acquired the rights to manufacture and market evaporator assemblies used in liquid-ice systems. The agreement provides the Registrant an exclusive license to manufacture and to sell or to sublicense its rights for the following applications: HVAC; gas turbine; process cooling of food and chemicals; and concentration of milk, fruit juices and acid solutions. The exclusive license is restricted to specific territories defined by application. The license is exclusive until expiration of the patents, but may become nonexclusive if royalties fail to equal specified minimum levels for any calendar year. The Registrant is also the sole licensee of the technology for milk cooling on dairy farm applications with no minimum annual royalties required. The Registrant began manufacturing and marketing equipment in 1995.

          The Registrant has a license agreement with a Dutch company, which was extended during 1994 for five years, for the pro-duction and sale of Mueller Dairy Farm Equipment in Europe, which provides royalties for the Registrant.

     B.   FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

                         EARNINGS DATA BY INDUSTRY SEGMENT
                                         Dairy Farm   Processing
                                         Equipment    Equipment  Consolidated
                                        -----------  -----------  -----------
                                                         1997
                                        -------------------------------------
          Sales to unaffiliated
            customers.................. $22,390,144  $64,302,878  $86,693,022
                                        ===========  ===========  ===========
          Operating profit............. $ 3,793,311  $ 1,320,461  $ 5,113,772
                                        ===========  ===========
          General corporate expenses...                            (1,578,672)
          Other income.................                               412,440
                                                                  -----------
          Income from operations
            before income taxes........                           $ 3,947,540
                                                                  ===========
          Identifiable assets at
            December 31................ $11,987,432  $27,857,839  $39,845,271
                                        ===========  ===========
          Corporate assets.............                            16,702,019
                                                                  -----------
          Total assets at December 31..                           $56,547,290
                                                                  ===========
          Additions to property,
            plant and equipment........ $ 1,351,065  $ 6,108,650
                                        ===========  ===========
          Depreciation expense......... $   780,138  $ 1,112,297
                                        ===========  ===========
                                                         1996
                                        -------------------------------------
          Sales to unaffiliated
            customers.................. $19,169,174  $64,781,816  $83,950,990
                                        ===========  ===========  ===========
          Operating profit............. $ 2,762,583  $ 5,024,339  $ 7,786,922
                                        ===========  ===========
          General corporate expenses...                            (1,943,816)
          Other income.................                               646,913
                                                                  -----------
          Income from operations
            before income taxes........                           $ 6,490,019
                                                                  ===========
          Identifiable assets at
            December 31................ $10,401,372  $21,171,140  $31,572,512
                                        ===========  ===========
          Corporate assets.............                            21,612,459
                                                                  -----------
          Total assets at December 31..                           $53,184,971
                                                                  ===========
          Additions to property,
            plant and equipment........ $   829,961  $   886,576
                                        ===========  ===========
          Depreciation expense......... $   842,512  $ 1,157,830
                                        ===========  ===========
                                                         1995
                                        -------------------------------------
          Sales to unaffiliated
            customers.................. $17,954,458  $60,421,178  $78,375,636
                                        ===========  ===========  ===========
          Operating profit............. $ 2,545,379  $   819,115  $ 3,364,494
                                        ===========  ===========
          General corporate expenses...                            (1,815,617)
          Other income.................                             1,065,776
                                                                  -----------
          Income from operations
            before income taxes........                           $ 2,614,653
                                                                  ===========
          Identifiable assets at
            December 31................ $10,576,803  $24,430,407  $35,007,210
                                        ===========  ===========
          Corporate assets.............                            19,671,694
                                                                  -----------
          Total assets at December 31..                           $54,678,904
                                                                  ===========
          Additions to property,
            plant and equipment........ $   719,071  $ 1,017,864
                                        ===========  ===========
          Depreciation expense......... $   751,451  $ 1,143,519
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

          Information as to classes of products:

                              SALES DATA BY PRODUCT CATEGORY
                                (In Thousands of Dollars)
                                        1997          1996            1995
                                   -------------  -------------  -------------
                                            % of           % of           % of
                                           Total          Total          Total
                                    Sales  Sales   Sales  Sales   Sales  Sales
                                   ------- -----  ------- -----  ------- -----
          DAIRY FARM EQUIPMENT.... $22,390   26%  $19,169   23%  $17,955   23%

          PROCESSING EQUIPMENT
            Food and Beverage
               Equipment.......... $24,732   28%  $24,626   29%  $24,972   32%
            Chemical, Pharmaceuti-
               cal and Industrial
               Equipment..........  39,571   46%   40,156   48%   35,449   45%
                                   -------  ----  -------  ----  -------  ----
                                   $64,303   74%  $64,782   77%  $60,421   77%
                                   -------  ----  -------  ----  -------  ----
               TOTAL.............. $86,693  100%  $83,951  100%  $78,376  100%
                                   =======  ====  =======  ====  =======  ====

          Raw materials used in the fabrication of Registrant's products are readily available from sources in the United States. The Registrant purchases a component from a German vendor under a sales and supply agreement for its plate heat exchanger pro-duct line.

          Patents held by the Registrant generally are not considered significant to the successful conduct of each segment's busi-ness. Trademarks are registered for the Registrant's name, for certain products sold in the Processing Equipment segment and for the products sold in the Dairy Farm Equipment segment in the key markets served by the Registrant. Trademarks are considered significant to the successful conduct of the Dairy Farm Equipment segment business. Key license agreements that are maintained by the Registrant have been discussed in Sec-tion A above.

          In general, the seasonality of the Registrant's business seg-ments is not material.

          The Registrant carries a significant inventory of standard sizes of stainless steel coil and plate used in the manufac-ture of its products. For some Processing Equipment orders, stainless steel is specifically ordered for the project. The Registrant provides extended payment terms primarily for export orders with payment secured generally by a letter of credit and to qualifying domestic Dairy Farm Equipment distributors. The Registrant requires down payments or progress payments on significant Processing Equipment orders.

          Sales of the Registrant's products are distributed among several customers, and sales to any one customer are not significant to total consolidated sales. Sales to any one customer did not exceed 10% of the Registrant's consolidated sales during 1997.

          The backlog of sales was approximately $29,898,000 at February 28, 1998, compared to approximately $28,400,000 at February 28, 1997. It is anticipated that substantially all of the February 28, 1998, backlog will be shipped during the current fiscal year.

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

          During 1997, stainless steel prices declined compared to the prior year. Stainless steel prices are projected to be rela-tively stable during 1998 due to a market overcapacity and foreign competition.

          The Registrant spent $719,200 in 1997, $653,200 in 1996, and
          $597,600 in 1995 on research activities relating to the development of new products or services and the improvement of existing products or services. Ten full-time administra-tive employees are engaged in this activity.

          It is not anticipated that compliance with Federal, State and local provisions, which have been enacted or adopted regu-lating the discharge of materials into the environment or otherwise relating to the protection of the environment, will have a material effect upon the capital expenditures, earnings or competitive position of the Registrant and its subsidi-aries.

          The number of employees at December 31, 1997, was 903.

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

          However, on December 22, 1994, the Regional Director of the NLRB issued an unfair labor practice complaint against the Registrant for refusing to supply information to union repre-sentatives about the personal health insurance claims of individual employees and their dependents and reversed his previous decision regarding the implementation of changes in wages and benefits. A hearing on these and other unfair labor practice issues was held during August 1996 by an administra-tive law judge of the NLRB, who ruled against the Registrant on some unfair labor practice issues, and the Registrant and the union have both appealed the decision to the NLRB. A decision by the NLRB is not expected for several months, and there can be an appeal from any NLRB decision, either by the Registrant or by the union. An additional hearing was held before an administrative law judge of the NLRB in November

          1997, and the judge ruled against the Registrant on the unfair labor practice issues involved. The Registrant has appealed the decision to the NLRB. A final determination of all charges pending may take up to two years; however, management believes, based on an evaluation by counsel, that there is no material financial exposure to the Registrant.

          The Registrant currently employs about 900 people, of which approximately 400 at the Springfield, Missouri, facility are represented by the Sheet Metal Workers Union. The Interna-tional Union called a strike which began on July 25, 1995, and the largest number of employees participating was approxi-mately 185 during the fourth quarter of 1995. A substantial number of employees returned to work during 1996, and cur-rently there are only 20 employees participating. No action has been taken by the Union to prevent nonstriking employees from working.

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

          Export sales were about 40% Dairy Farm Equipment and 60% Processing Equipment during 1997.

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

     In February 1997, the Registrant purchased land and a building in downtown Springfield, Missouri, for the purpose of operating a microbrewery and brewpub.

ITEM 3. - LEGAL PROCEEDINGS

     There are no material pending legal proceedings, other than or-dinary routine litigation incidental to the business or matters for which insurance coverage is adequate, which involves the Regis-trant, nor is any director, officer or any management security holder involved in any litigation that could adversely affect the Registrant.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Registrant did not submit any matter to a vote of security holders, through a solicitation of proxies or otherwise, during the fourth quarter of 1997.

ITEM 10. (from PART III) - EXECUTIVE OFFICERS OF THE REGISTRANT

            Name          Age         Position(s) with Registrant
     -------------------  ---  -----------------------------------------
     Paul Mueller<F1>     82   Chairman of the Board and Director
     Daniel C. Manna<F1>  51   President and Director
     Donald E. Golik<F1>  54   Senior Vice President and Chief Financial
                                  Officer, Secretary and Director

<F1> Individual has been employed by the Registrant through the past five years.

     Each of the above officers was elected to serve until the next annual meeting of the Board of Directors, which will be held on May 4, 1998, and until his successor shall have been duly elected and qualified or until his earlier resignation or removal.

PART II

ITEM 5. - MARKET FOR THE REGISTRANT'S COMMON STOCK AND
          RELATED SECURITY HOLDER MATTERS

     The Registrant's common stock is traded on the Nasdaq National Market tier of The Nasdaq Stock Market(SM) under the symbol MUEL. As of December 31, 1997, there were approximately 300 shareholders of record and approximately 800 beneficial shareholders.

     Market high and low prices and quarterly cash dividends in 1997 and 1996 were as follows:

                       1997 Quarter Ended              1996 Quarter Ended
                 ------------------------------  ------------------------------
                 Mar 31  Jne 30  Spt 30  Dec 31  Mar 31  Jne 30  Spt 30  Dec 31
                 ------  ------  ------  ------  ------  ------  ------  ------
     MARKET PRICE
     OF STOCK
     High....... 43      39      49-1/2  45      34-1/2  34      35      43
     Low........ 36-1/2  34-1/4  37-1/4  36-1/2  30      29-3/4  31-3/4  33

     CASH
     DIVIDENDS
     Declared
     per share.. $0.60   $0.60   $0.60   $0.60   $0.50   $0.50   $0.50   $0.60

ITEM 6. - SELECTED FINANCIAL DATA

                      SELECTED FINANCIAL DATA - FIVE-YEAR SUMMARY
                         1997        1996        1995        1994        1993
                     ----------- ----------- ----------- ----------- -----------
     Net sales...... $86,693,022 $83,950,990 $78,375,636 $79,475,354 $73,756,659
     Net income..... $ 2,944,540 $ 4,424,019 $ 1,954,653 $ 3,510,966 $ 2,217,656
     Earnings per
      common share..      $ 2.52      $ 3.79      $ 1.67      $ 3.01      $ 1.90
     Weighted average
      common shares
      outstanding...   1,168,021   1,168,021   1,168,021   1,168,021   1,168,021
     Dividends de-
      clared per
      common share..      $ 2.40      $ 2.10      $ 2.00      $ 2.00      $ 2.00
     Total assets... $56,547,290 $53,184,971 $54,678,904 $54,250,236 $52,947,295
     Long-term debt. $   161,434 $   161,434 $   161,434 $ 3,153,747 $ 3,153,747

ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information discussed below in Management's Discussion and Analysis of Operating Results and Financial Condition contains statements regarding matters that are not historical facts, but rather are forward-looking statements. These statements are based on current financial and economic conditions and current expecta-tions, and involve risk and uncertainties. Actual future results may differ materially depending on a variety of factors. These factors, some of which are identified in the discussion accompany-ing such forward-looking statements, include, but are not limited to, milk prices, feed costs, weather conditions, dairy farm con-solidation and other factors affecting the profitability of dairy farmers, the price of stainless steel, actions of competitors, labor strife, the Registrant's execution of internal performance plans, economic conditions in key export markets, the level of capital expenditures in the U.S. economy, and other changes to business conditions.

     OPERATING RESULTS

     The primary factors affecting 1997 results were a significantly reduced effect of LIFO, a lower gross margin rate, higher operating expenses, and a provision made for a lawsuit.

     SALES -- Comparative consolidated sales for the past three years were as follows:

                                                Sales
                                   ------------------------------
                                      (in thousands of dollars)
                                     1997       1996       1995
                                   --------   --------   --------
          Dairy Farm Equipment.... $ 22,390   $ 19,169   $ 17,955
          Processing Equipment....   64,303     64,782     60,421
                                   --------   --------   --------
                                   $ 86,693   $ 83,951   $ 78,376
                                   ========   ========   ========

     Sales of Dairy Farm Equipment increased by $3,221,000 during 1997 compared to 1996. About 63% of the improvement was attributable to domestic operations, with the balance resulting from increased export sales of Dairy Farm Equipment. Although the average price for milk during 1997 was about 10% lower than the average price during 1996 and feed costs remained relatively high, milk produc-tion did increase in 1997 over the prior year. Domestic sales of Dairy Farm Equipment were aided in 1997 by a favorable backlog at the beginning of 1997, a sales promotion in the fourth quarter of 1997, and an expansion of larger dairy operations, primarily in the southwestern market of the United States. Although the number of milk coolers sold declined slightly in 1997 compared to 1996, there was a significant increase in the average size of domestic milk cooler sold such that the higher unit prices more than offset the effect on sales revenue due to the decline in units. In contrast, export sales of Dairy Farm Equipment included approximately a 16% increase in the number of milk coolers sold. The improvement in export sales was primarily due to increased sales to countries in North America, South America, Africa, and Europe.

     During 1996, sales of Dairy Farm Equipment increased by $1,214,000. All of the increase was attributable to domestic operations, as unit sales of milk coolers increased by 17%. The domestic market remained relatively soft early in 1996 due to extremely high costs for feed. However, in the spring, the milk price began to escalate and reached an all-time record high level during the third quarter of 1996. In spite of high feed costs, milk prices were at levels that allowed dairy farmers to invest in additional milk cooling and storage capacity. The level of export sales of Dairy Farm Equipment for 1996 was comparable to 1995. Economic problems in Argentina and Mexico and the effect of "mad cow disease" in the United Kingdom and Ireland slowed sales to those countries. How-ever, modest growth was achieved in other export markets, and export sales were maintained at approximately the same level as in the prior year.

     For 1998, the domestic market conditions for Dairy Farm Equip-ment are expected to remain similar to the year just ended.
     Milk production is not expected to increase and, with moderate milk prices anticipated and continued relatively high feed costs, these factors could have the effect of reducing dairy expansions. With respect to the outlook for export sales during 1998, we expect continued economic improvement in the Mexican economy, along with areas in Latin America, and the United Kingdom market should con-tinue to be favorable for Dairy Farm Equipment. Although the Asian financial crisis could slow sales to that area, we expect stable conditions in the other markets we serve, which may provide the opportunity for some growth in order entry and sales.

     In the domestic Dairy Farm Equipment market, the number of dairy farms continues to decline. This consolidation process leaves fewer dairy farm operations and the need for larger milk cooling and storage equipment. The Registrant is well positioned to meet the cooling and storage requirements of the changing marketplace, and any impact on revenues and profitability will depend upon the rate at which farm consolidation continues.

     During 1997, sales of Processing Equipment decreased by about 1%, or $500,000. Processing Equipment order entry for 1997 was about 3% lower than for 1996 due to very competitive market conditions. Another significant factor affecting sales of Processing Equipment was the low backlog of our traditional custom-fabricated products at the beginning of 1997 that was attributable to extremely low order entry during the third quarter of 1996. This translated into a low level of shipments for the first quarter of 1997, from which we were unable to recover during the year. Although order entry for our traditional custom-fabricated products was slow for the first quarter of 1997, order entry for the year was 15% higher. However, the timing of the order entry was such that there was not sufficient time to complete and ship the products during 1997. Additionally, sales were lower for our Heat Transfer products (Temp-Plate [Registered] Heat Transfer Surface and Accu-Therm [Registered] Plate Heat Exchangers) and Component Products due to aggressive pricing competition. Although we were able to improve sales of our PyroPure (Registered) Water Purification Systems and Thermal Energy Storage Systems, the increase was not sufficient to offset the decrease in our other Processing Equipment products.

     During 1996, sales of Processing Equipment increased by about 7%, or $4,361,000. Although order entry for Processing Equipment was comparable between 1996 and 1995, the backlog at the beginning of 1996 for Processing Equipment was approximately $6,000,000 higher than at the beginning of 1995. An increase in sales was recorded in 1996 in our traditional custom-fabricated products, such as Pharmaceutical Processing Equipment and Component Products, as well as increases in PyroPure Water Purification Systems and Accu-Therm Plate Heat Exchangers. During mid-1996, approximately 100 employees, who had been on strike, returned to work. As the strike primarily affected Processing Equipment, the return of the experienced employees allowed us to increase our capacity and effi-ciency in the fabrication of traditional Processing Equipment. Additionally, export sales of Processing Equipment were approxi-mately 40% higher during 1996 compared to 1995.

     With respect to 1998 operations, although the overall backlog of Processing Equipment at December 31, 1997, is down slightly from the level at the end of 1996, our backlog of traditional custom-fabricated products is about 30% higher. Our level of order entry and sales in 1998 will depend upon the capital expenditure environ-ment in 1998. Although quote activity was relatively strong for the fourth quarter of 1997, the outlook is for capital expenditures to slow during 1998 compared to 1997, as corporate profit growth is projected to moderate with the result that companies will likely spend less on capital goods. We expect very competitive conditions to continue for the projects that are available, particularly with respect to price and delivery. Additionally, the Asian financial crisis will have a negative effect on companies located in that region, and construction spending and capital investment are ex-pected to slow in 1998. This could have an adverse impact on order entry and sales of certain products included in the Processing Equipment segment that are sold into the Asian market. During the past year, the Registrant expanded its brewery systems capabilities, and this provides the potential for additional business for custom-fabricated Processing Equipment.

     During 1997, after price increases in March and June, stainless steel prices declined to more reasonable levels. Looking to 1998, stainless steel prices are expected to remain relatively flat due to worldwide increases in stainless steel production capacity and to continuing pricing pressure afforded by foreign suppliers.

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

     However, on December 22, 1994, the Regional Director of the NLRB issued an unfair labor practice complaint against the Registrant for refusing to supply information to union representatives about the personal health insurance claims of individual employees and their dependents, and the Regional Director reversed his previous decision regarding the implementation of changes in wages and bene-fits. A hearing on these and other unfair labor practice issues was held during August 1996 by an administrative law judge of the NLRB, who ruled against the Registrant on some unfair labor prac-tice issues, and the Registrant and the union have both appealed the decision to the NLRB. A decision by the NLRB is not expected for several months, and there can be an appeal from any NLRB deci-sion, either by the Registrant or by the union. An additional hearing was held before an administrative law judge of the NLRB in November 1997, and the judge ruled against the Registrant on the unfair labor practice issues involved. The Registrant has appealed the decision to the NLRB. A final determination of all charges pending may take up to two years; however, management believes, based on an evaluation by counsel, that there is no material financial exposure to the Registrant.

     The Registrant currently employs about 900 people, of which approximately 400 at the Springfield, Missouri, facility are represented by the Sheet Metal Workers Union. The International Union called a strike which began on July 25, 1995, and the largest number of employees participating was approximately 185 during the fourth quarter of 1995. A substantial number of employees returned to work during 1996, and currently there are only 20 employees participating. No action has been taken by the Union to prevent nonstriking employees from working.

     The Registrant implemented the provisions of its revised and final offer effective April 1, 1996, which remains open for the Union's acceptance, and no further negotiations are scheduled.

     The Registrant has facilities located in Springfield, Missouri, and Osceola, Iowa. There are approximately 800 employees assigned to the Springfield facility, and at the Osceola facility, there are an additional 100 employees, none of which are represented by a labor union.

     Sales backlog totaled $25,579,000 at December 31, 1997, versus $27,400,000 and $25,700,000 at the end of 1996 and 1995, respec-
     tively. The backlog of Processing Equipment was $22,500,000, $23,000,000, and $22,200,000 at the end of 1997, 1996, and 1995,
     respectively, with the remaining balance in each year attributable to Dairy Farm Equipment. Substantially all of the December 31, 1997, backlog will be shipped during the current year.

     OPERATING INCOME -- Operating income for 1997 was $3,535,000 versus $5,843,000 for 1996. The factors contributing to the decrease were a significantly smaller LIFO effect, a lower gross margin rate, and an increase in operating expenses. Although the inventory level at the end of 1997 was higher than at the end of 1996, a change in the mix of the components of inventory and the effect of a decline in steel prices during 1997 resulted in a reduction in the required LIFO reserve, and this had the effect of increasing operating income by $440,000. On the other hand, during 1996 a significant decrease in the inventory levels, coupled with a decline in stainless steel prices, resulted in a reduction of the required LIFO reserve, which increased operating income by approximately $1,859,000. The gross margin rate was also lower during 1997 compared to 1996 primarily for custom-fabricated Processing Equipment. Competitive market conditions, coupled with several complex projects, resulted in lower margins. Operating expenses were also higher in 1997 compared to 1996, as manufac-turing burden increased due to increased sales and production inefficiencies. Additionally, selling, general, and administra-tive expenses were higher in 1997 compared to 1996, as expenditures were higher for personnel, advertising, trade shows, and travel expense due to the increase in marketing activities during the year.

     Operating income for 1996 was $5,843,000 compared to $1,549,000 for 1995. The major factors contributing to the increase in operating income, in comparing 1996 to 1995, were the increase in sales of $5,575,000 and the significant reduction in the LIFO reserve. In addition to the increase in sales, gross margins improved in 1996 compared to 1995, particularly for custom-fabricated Processing Equipment, which was the product area most affected by the strike. During 1996, the significant decrease in inventory levels, coupled with the decline in stainless steel prices, resulted in a reduction in the required LIFO reserve, and this had the effect of increasing operating income by approximately $1,859,000. Expenditures for selling, general, and administrative expenses were comparable between 1996 and 1995, and this was due primarily to the curtailment of selling expenses during the first half of 1996 when there was still a significant number of employees participating in the strike.

     The profitability of Processing Equipment is much lower than for Dairy Farm Equipment, as a substantial number of Processing Equip-ment projects are engineered-to-order. These projects require much greater support from the sales, engineering, and manufacturing areas and a higher degree of skill to fabricate. Also, the risks of manufacturing are greater because the products are custom-designed and built, and the chances of misinterpretation, errors, and mistakes are, in general, much greater than with a standard product. Many of the projects are bid among several possible suppliers, which tends to make pricing very competitive.

     On the other hand, Dairy Farm Equipment is a standard product, and engineering designs have been well defined and manufacturing methods have been refined for efficiency. The proprietary nature of the product also permits more attractive pricing. There are relatively few competitors, and the Registrant is one of the largest manufacturers of dairy farm milk coolers.

     Inflation is a factor that affects the cost of operations, and the Registrant seeks ways to minimize the effect on operating results. To the extent permitted by competitive conditions, higher material prices, labor costs and operating costs are passed on to the customer by increasing prices. The Registrant uses the LIFO method of accounting for inventories, and under this method, the cost of products sold, as reported in the financial statements, approximates the current replacement cost. Additionally, the Registrant uses accelerated depreciation methods in charging depreciation expense to current operations, which to a certain extent offsets the effect of the increased cost of replacement productive capacity.

     Management has determined that its manufacturing software and certain internally developed software must be modified to make them year 2000 compliant. The computer operating system and the finan-cial software are year 2000 compatible. Management is currently in the process of examining its manufacturing software and certain internally developed software systems and making the necessary modifications to those systems. Management does not believe the cost associated with the year 2000 issue will be material to the Registrant's financial position or results of operations.

     OTHER INCOME (EXPENSE) -- Although the average level of investable funds was lower during 1997 compared to 1996, the average interest rate for 1997 was higher, which resulted in a comparable level of interest income. The average interest rate was lower during 1996, and interest income increased compared to 1995, as the average level of investable funds was higher. Interest expense was lower during 1997, as a $3,000,000 Floating Rate Weekly Demand Industrial Development Revenue Bond issue was repaid on December 1, 1996. Interest expense in 1996 and 1995 was consistent with the interest rate levels during those years.

     Other, net for 1997 was lower than 1996 primarily due to a provi-sion of $775,000 made as a result of an adverse decision in a lawsuit. The Registrant was the defendant in a breach-of-contract / breach-of-warranty lawsuit concerning reactor vessels sold in 1992 in Tarrant County, Texas (Alcon Laboratories, Inc. -vs- Paul Mueller Company). As a result of a trial that ended September 19, 1997, the Registrant received an adverse decision and the final judgment awarded damages, interest and attorney's fees totaling approximately $1,700,000 to the plaintiff. Management believes that this decision was incorrect and, based on advice of legal counsel, has appealed the decision. During 1997, a provision of $775,000 was made for the estimated liability for ultimate reso-lution of this matter. If the decision is upheld on appeal, the Registrant's liability will exceed the reserve that has been established. Other income for 1996 was lower than 1995 due to an additional 401(k) match, reduced miscellaneous income, lower trucking operation results, and reduced royalty income.

     PROVISION FOR INCOME TAXES -- The effective tax rates for 1997, 1996, and 1995 were 25.4%, 31.8%, and 25.2%, respectively. The effective tax rates for 1997, 1996, and 1995 were below the statutory rate (34%) primarily as a result of tax-exempt interest, the lower effective tax rate for the foreign sales corporation, and tax credits.

     FINANCIAL CONDITION

     LIQUIDITY - CAPITAL RESOURCES -- Working capital was $20,599,000 at December 31, 1997, compared to $26,082,000 at December 31, 1996. The current ratio, a measure of liquidity, was 2.31 at December 31, 1997, versus 3.09 at December 31, 1996. The Registrant has no significant amount of long-term debt.

     Net cash provided by operations was $5,473,000 in 1997 compared to $9,723,000 in 1996 and $5,160,000 in 1995. The 1997 cash flow was primarily attributable to net income, an increase in current liabilities, and depreciation and amortization expense. The 1996 cash flow was primarily attributable to net income, a decrease in inventories, and depreciation and amortization expense. The 1995 cash flow was primarily attributable to net income, depreciation and amortization expense, a decrease in accounts and notes re-ceivable, and an increase in advanced billings.

     Capital expenditures for the most recent three years were $7,777,000 in 1997, $2,131,000 in 1996, and $2,284,000 in 1995.
     The increase in capital expenditures for 1997 compared to the prior years related to the establishment of a microbrewery and brewpub operation in Springfield, Missouri, and the addition of a corporate aircraft. In support of the Registrant's efforts to expand its marketing of brewery systems, the Registrant opened a microbrewery and brewpub operation in December 1997. The operation will show-case the Registrant's brewery technology capability, while also functioning as a training and product-development facility for brewery equipment. The corporate aircraft was purchased to faci-litate travel primarily in the marketing of the Registrant's products.

     The level of planned expenditures for 1998 is $3,000,000, none of which has been committed as of December 31, 1997. Anticipated expenditures are primarily for plant equipment to maintain quality and improve efficiency. Management has the discretion of lowering the level of expenditures if operating results deviate from bud-geted performance.

     The Registrant has a $2,000,000 bank borrowing facility that ex-pires May 31, 1998, none of which is currently used. Management believes that cash flows provided by operations and the strong cash and investment position will continue to be sufficient to satisfy the Registrant's working capital requirements, normal capital ex-penditure levels, and anticipated dividends. A policy of requiring down payments and progress payments on large Processing Equipment orders has had a favorable effect on cash flows. Management ex-pects internally generated funds to be sufficient to finance operations, and this is consistent with historical performance.

     Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," was issued in June 1996, effective for the Registrant's 1997 fiscal year, and the adoption of SFAS No. 125 did not have a material effect on the Registrant's financial position or results of operations. SFAS No. 128, "Earnings per Share," was issued in February 1997, effective for the Registrant's 1997 fiscal year, and the adoption of SFAS No. 128 had no effect on the Registrant's disclosure for earnings per share.

     SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Informa-ion," both issued in June 1997, are effective for the Registrant's 1998 fiscal year and are not expected to have a material effect on the Registrant's financial position or results of operations.

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996
                                                          1997         1996
                                                      -----------  -----------
ASSETS
------
Current Assets:
  Cash and cash equivalents (Note 1)................  $ 3,401,527  $ 2,220,648
  Available-for-sale investments, at market (Note 1)    8,347,227   14,605,457
  Accounts and notes receivable, less reserve of
      $559,261 in 1997 and $698,036 in 1996 for
      doubtful accounts (Note 1)....................   16,113,239   15,328,569
  Inventories (Note 1) -
    Raw materials and components....................  $ 5,101,658  $ 3,768,312
    Work-in-process.................................    1,727,815      719,176
    Finished goods..................................    1,202,936    1,497,536
                                                      -----------  -----------
                                                      $ 8,032,409  $ 5,985,024
  Prepayments.......................................      474,430      403,260
                                                      -----------  -----------
          Total Current Assets......................  $36,368,832  $38,542,958
Other Assets (Notes 2 and 3)........................    3,523,801    3,486,087
Property, Plant and Equipment - at cost (Note 1) -
  Land and land improvements........................  $ 2,712,112  $ 2,611,250
  Buildings.........................................   12,876,279   10,477,887
  Shop equipment....................................   26,165,326   23,872,341
  Transportation, office & other equipment..........   12,118,952    9,524,357
  Construction-in-progress..........................      440,278      621,210
                                                      -----------  -----------
                                                      $54,312,947  $47,107,045
  Less - Accumulated depreciation...................   37,658,290   35,951,119
                                                      -----------  -----------
                                                      $16,654,657  $11,155,926
                                                      -----------  -----------
                                                      $56,547,290  $53,184,971
                                                      ===========  ===========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
Current Liabilities:
  Accounts payable..................................  $ 4,295,684  $ 2,282,897
  Accrued expenses -
    Income taxes (Note 3)...........................      290,700      799,467
    Payrolls........................................    2,125,019    2,334,298
    Vacations.......................................    1,907,269    1,633,914
    Other (Note 6)..................................    1,926,361    1,324,925
  Advance billings..................................    5,225,012    4,085,152
                                                      -----------  -----------
          Total Current Liabilities.................  $15,770,045  $12,460,653
Other Long-Term Liabilities (Note 2)................    1,100,036    1,188,399
Contingencies (Note 6)..............................
Shareholders' Investment:
  Common stock, par value $1 per share--Authorized
      20,000,000 shares--Issued 1,342,325 shares....  $ 1,342,325  $ 1,342,325
  Preferred stock, par value $1 per share--
      Authorized 1,000,000 shares--No shares issued.            -            -
  Paid-in surplus...................................    4,306,728    4,306,728
  Retained earnings.................................   36,582,189   36,440,899
                                                      -----------  -----------
                                                      $42,231,242  $42,089,952
  Less - Treasury stock, 174,304 shares, at cost....    2,554,033    2,554,033
                                                      -----------  -----------
                                                      $39,677,209  $39,535,919
                                                      -----------  -----------
                                                      $56,547,290  $53,184,971
                                                      ===========  ===========

  The accompanying notes are an integral part of these balance sheets.

                      CONSOLIDATED STATEMENTS OF INCOME
            For the Years Ended December 31, 1997, 1996 and 1995
                                            1997         1996         1995
                                        -----------  -----------  -----------
Net Sales.............................. $86,693,022  $83,950,990  $78,375,636
Cost of Sales (Note 1).................  66,826,192   62,252,750   61,012,139
                                        -----------  -----------  -----------
  Gross profit......................... $19,866,830  $21,698,240  $17,363,497
Selling, General & Administrative
    Expenses (Note 1)..................  16,331,730   15,855,134   15,814,620
                                        -----------  -----------  -----------
  Operating income..................... $ 3,535,100  $ 5,843,106  $ 1,548,877
Other Income (Expense):
  Interest income...................... $   704,965  $   710,324  $   581,456
  Interest expense (Note 4)............     (15,930)    (107,619)    (129,608)
  Other, net (Note 6)..................    (276,595)      44,208      613,928
                                        -----------  -----------  -----------
                                        $   412,440  $   646,913  $ 1,065,776
                                        -----------  -----------  -----------
      Income before provision
        for income taxes............... $ 3,947,540  $ 6,490,019  $ 2,614,653
Provision for Income Taxes (Note 3)....   1,003,000    2,066,000      660,000
                                        -----------  -----------  -----------
Net Income............................. $ 2,944,540  $ 4,424,019  $ 1,954,653
                                        ===========  ===========  ===========
Earnings per Common Share (Note 1).....      $ 2.52       $ 3.79       $ 1.67
                                             ======       ======       ======

    The accompanying notes are an integral part of these statements.

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
            For the Years Ended December 31, 1997, 1996 and 1995
               Common Stock                                 Treasury Stock
           --------------------   Paid-in    Retained   ---------------------
            Shares      Amount    Surplus    Earnings    Shares      Amount
           ---------  ---------  ---------  ----------  --------   ----------
                         $'s        $'s         $'s                    $'s
Balance,
12-31-94   1,342,325  1,342,325  4,306,728  34,851,113  (174,304)  (2,554,033)

Add
(Deduct):
Net income         -          -          -   1,954,653         -            -
Dividends,
$2 per com-
mon share          -          -          -  (2,336,042)        -            -
           ---------  ---------  ---------  ----------  --------   ----------
Balance,
12-31-95   1,342,325  1,342,325  4,306,728  34,469,724  (174,304)  (2,554,033)

Add
(Deduct):
Net income         -          -          -   4,424,019         -            -
Dividends,
$2.10 per
common
share              -          -          -  (2,452,844)        -            -
           ---------  ---------  ---------  ----------  --------   ----------
Balance,
12-31-96   1,342,325  1,342,325  4,306,728  36,440,899  (174,304)  (2,554,033)

Add
(Deduct):
Net income         -          -          -   2,944,540         -            -
Dividends,
$2.40 per
common
share              -          -          -  (2,803,250)        -            -
           ---------  ---------  ---------  ----------  --------   ----------
Balance,
12-31-97   1,342,325  1,342,325  4,306,728  36,582,189  (174,304)  (2,554,033)
           =========  =========  =========  ==========  ========   ==========

       The accompanying notes are an integral part of these statements.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Years Ended December 31, 1997, 1996 and 1995
                                             1997         1996         1995
                                         -----------  -----------  -----------
Cash Flows from Operating Activities:
  Net income............................ $ 2,944,540  $ 4,424,019  $ 1,954,653
  Adjustments to reconcile net income
      to net cash provided by
      operating activities:
    Bad debt (recovery) expense.........     (16,744)     279,061      114,432
    Depreciation and amortization.......   2,296,292    2,560,862    2,507,260
    (Gain) on sales of equipment........     (41,523)      (7,603)      (7,711)
    Changes in assets and liabilities-
      Decrease (increase) in
          interest receivable...........      58,230     (124,140)      83,180
      (Increase) decrease in accounts
          and notes receivable..........    (767,926)  (2,573,970)   1,691,385
      (Increase) decrease in inventories  (2,047,385)   5,212,831   (1,818,373)
      (Increase) decrease in prepayments     (71,170)     214,185      (24,667)
      (Increase) decrease in
          other assets..................    (102,047)     203,293     (150,295)
      Increase (decrease) in
          accounts payable..............   2,012,787      322,074     (325,454)
      Increase (decrease) in
          accrued expenses..............     156,745    1,296,750   (1,543,014)
      Increase (decrease) in
          advance billings..............   1,139,860   (2,053,740)   2,890,583
      (Decrease) in other
          long-term liabilities.........     (88,363)     (30,192)    (212,059)
                                         -----------  -----------  -----------
        Net Cash Provided by
            Operating Activities........ $ 5,473,296  $ 9,723,430  $ 5,159,920

Cash Flows (Requirements) from
    Investing Activities:
  Proceeds from maturities
      of investments.................... $20,780,000  $22,431,823  $20,235,000
  Purchases of investments.............. (14,580,000) (24,850,000) (20,170,000)
  Proceeds from sales of equipment......      87,768        7,603       12,376
  Additions to property, plant
      and equipment.....................  (7,776,935)  (2,130,531)  (2,284,352)
                                         -----------  -----------  -----------
        Net Cash (Required) by
          Investing Activities.......... $(1,489,167) $(4,541,105) $(2,206,976)

Cash Flows (Requirements) from
    Financing Activities:
  Repayment of debt..................... $         -  $(3,000,000) $         -
  Dividends paid........................  (2,803,250)  (2,452,844)  (2,336,042)
                                         -----------  -----------  -----------
        Net Cash (Required) by
            Financing Activities........ $(2,803,250) $(5,452,844) $(2,336,042)
                                         -----------  -----------  -----------

Net Increase (Decrease) in Cash......... $ 1,180,879  $  (270,519) $   616,902

Cash and Cash Equivalents at
  Beginning of Year.....................   2,220,648    2,491,167    1,874,265
                                         -----------  -----------  -----------
Cash and Cash Equivalents at
  End of Year........................... $ 3,401,527  $ 2,220,648  $ 2,491,167
                                         ===========  ===========  ===========

        The accompanying notes are an integral part of these statements.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1997, 1996 and 1995

(1) SUMMARY OF ACCOUNTING POLICIES:

    PRINCIPLES OF CONSOLIDATION -- Paul Mueller Company (Registrant) specializes in the manufacture of high-quality stainless steel tanks and industrial processing equipment. The Registrant serves the food, beverage, chemical, pharmaceutical and other process industries and the dairy farm market. The financial statements include the accounts of the Registrant and its wholly owned sub-sidiaries, Mueller International Sales Corporation, a foreign sales corporation (FSC), and Mueller Transportation, Inc. (Companies).
    All significant intercompany accounts and transactions have been eliminated in consolidation. Effective January 1, 1997, all trans-portation operations, previously performed by the Registrant, and the related assets were transferred to Mueller Transportation, Inc., a wholly owned subsidiary.

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

    REVENUE RECOGNITION AND RETAINAGES -- Revenue from sales of manu-factured products is recognized upon passage of title to the customer, which generally coincides with shipment. Contracts with some customers provide for a portion of the sales amount to be retained by the customer for a period of time after completion of the contract. Retainages included in accounts receivable were $426,300 at December 31, 1997, and $175,900 at December 31, 1996.

    INVENTORIES -- The Registrant's inventories are recorded at the lower of cost, last-in, first-out (LIFO), or market. Cost includes material, labor, and manufacturing burden required in the production of the Registrant's products.

    Under the first-in, first-out (FIFO) method of accounting, which approximates current cost, Registrant inventories would have been $6,679,563, $7,119,773, and $8,978,736 higher than those reported at December 31, 1997, 1996, and 1995, respectively.

    A reduction in inventory quantities during 1996 resulted in liqui-dation of LIFO quantities recorded at lower costs prevailing in prior years as compared with the cost of 1996 purchases. The effect was to lower the cost of sales, which increased net income by $531,300, or $0.45 per share.

    RESEARCH AND DEVELOPMENT -- Research and development costs are charged to expense as incurred and were $719,200 in 1997, $653,200 in 1996, and $597,600 in 1995.

    DEPRECIATION POLICIES -- The Companies provide for depreciation expense using principally the double-declining balance method for new items and the straight-line method for used items. The economic useful lives for the more significant items within each property classification are as follows:

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

    EARNINGS PER COMMON SHARE -- The net income per share of common stock has been computed on the basis of weighted average shares outstanding (1,168,021 shares in 1997, 1996, and 1995).

    INVESTMENTS -- The Registrant classifies its investments in tax-exempt bonds and tax-exempt variable rate preferred stock funds as available-for-sale and records them at market value. These securities are a part of the Registrant's asset/liability manage-ment program and may be sold in response to capital or liquidity needs. Investments in tax-exempt bonds generally have maturities from three to twelve months. Available-for-sale investments on the accompanying consolidated balance sheets at December 31, 1997 and 1996, include:

                                                   1997         1996
                                               -----------  -----------
    Tax-exempt bonds.........................  $ 7,200,000  $11,900,000
    Tax-exempt preferred stock funds.........    1,000,000    2,500,000
    Accrued interest.........................      147,227      205,457
                                               -----------  -----------
                                               $ 8,347,227  $14,605,457
                                               ===========  ===========

    Unrealized holding gains and losses were not material as of December 31, 1997 or 1996. There were no realized gains or losses during 1997, 1996, or 1995.

    STATEMENTS OF CASH FLOWS -- For purposes of the statements of cash flows, the Registrant considers all short-term highly liquid investments in money market funds to be cash equivalents.

    Interest and income tax payments for each of the three years during the period ended December 31, 1997, were as follows:

                                      1997         1996         1995
                                  -----------  -----------  -----------
    Interest payments...........  $    15,900  $   107,600  $   129,300
                                  ===========  ===========  ===========
    Income tax payments.........  $ 1,601,700  $ 1,336,600  $ 1,275,200
                                  ===========  ===========  ===========

(2) RETIREMENT PLANS:

    The Registrant has a Profit Sharing and Retirement Savings Plan [401(k) plan] in which substantially all employees are eligible to participate. The plan provides for a match of employees' con-tributions up to a specified limit. The plan also has a profit-sharing feature whereby an additional match is made if the Registrant's net income reaches predetermined levels established annually by the Board of Directors. The funds of the plan are deposited with an insurance company and are invested at the employee's option in one or more investment funds. The Regis-trant's contributions to the plan were $336,500 for 1997, $587,500 for 1996, and $289,800 for 1995.

    The Registrant has pension plans covering substantially all employees. Benefits under the plans are based either on final average pay or a flat benefit formula.

    Total pension expense under the plans was $659,900 in 1997, $364,200 in 1996, and $98,700 in 1995. Management's policy is to fund pension expense that is currently deductible for tax purposes.

    The following table sets forth the funded status of the plans at December 31, 1997 and 1996:

                                   Funded Status
    ---------------------------------------------------------------------------
                                                              December 31
                                                       ------------------------
                                                           1997         1996
                                                       -----------  -----------
    Actuarial present value of accumulated benefit
      obligation, including vested benefits of
      $22,820,100 and $20,155,800 at December 31,
      1997 and 1996, respectively..................... $26,128,000  $22,373,300
                                                       ===========  ===========
    Plans' assets at fair value, primarily listed
      stocks and insurance company investment funds... $33,008,900  $28,502,600
    Actuarial present value of projected benefit
      obligation for services rendered to date........  29,600,900   25,145,400
                                                       -----------  -----------
    Assets in excess of projected benefit obligation.. $ 3,408,000  $ 3,357,200
    Unrecognized net (gain)...........................  (3,679,000)  (3,250,200)
    Unrecognized net (asset)..........................  (1,174,500)  (1,511,400)
    Unrecognized prior service cost...................   2,211,500    2,309,100
                                                       -----------  -----------
    Prepaid pension asset............................. $   766,000  $   904,700
                                                       ===========  ===========

    Prepaid pension assets of $2,392,700 and $2,452,900 at December 31, 1997 and 1996, respectively, are included in other assets on the accompanying consolidated balance sheets. Pension liabilities of $1,626,700 and $1,548,200 at December 31, 1997 and 1996, respec-
    tively, are included in current and other long-term liabilities on the accompanying consolidated balance sheets.

    Net pension expense for the Registrant's plans includes the follow-ing components:

                                       1997         1996         1995
                                   -----------  -----------  -----------
    Service cost - benefit
      earned during year.........  $ 1,005,400  $   897,200  $   662,700
    Interest cost on projected
      benefit obligation.........    1,927,300    1,692,400    1,493,700
    Actual return on assets......   (5,086,200)  (3,249,700)  (4,654,500)
    Amortization of unrecognized
      net assets.................     (130,900)    (206,600)    (231,200)
    Deferred asset gain (loss)...    2,944,300    1,230,900    2,828,000
                                   -----------  -----------  -----------
    Net pension expense..........  $   659,900  $   364,200  $    98,700
                                   ===========  ===========  ===========

    The weighted average expected long-term rate of return on plan assets used in the determination of annual pension expense was 8.5% for 1997, 1996, and 1995. The weighted average assumed discount rates used to measure the projected benefit obligation were 7.0% at December 31, 1997, and 7.5% at December 31, 1996. The assumed rate of compensation increase used to measure the projected benefit obli-gation was 4.5% at December 31, 1997 and 1996, for the applicable plan.

(3) INCOME TAXES:

    The provision for taxes on income from operations includes:

                                         1997        1996        1995
                                      ----------  ----------  ----------
    Current tax expense.............  $1,087,800  $1,823,800  $  780,200
    Deferred, net...................     (84,800)    242,200    (120,200)
                                      ----------  ----------  ----------
                                      $1,003,000  $2,066,000  $  660,000
                                      ==========  ==========  ==========

    The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recog-nized, if appropriate. Net deferred tax assets of $778,200 and

    $693,400 at December 31, 1997 and 1996, respectively, are included in other assets on the accompanying consolidated balance sheets. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities in the accompany-ing consolidated balance sheets is a result of the following:

                                                     1997        1996
                                                  ----------  ----------
    Deferred Tax Assets:
        Insurance...............................  $   82,100  $  107,700
        Vacation................................     635,800     547,900
        Warranty................................      56,200     142,400
        Doubtful accounts.......................     206,900     258,300
        Healthcare benefits.....................     176,000     185,000
        Lawsuit.................................     367,400           -
        Other...................................     110,800     226,000
                                                  ----------  ----------
                                                  $1,635,200  $1,467,300
                                                  ==========  ==========
    Deferred Tax Liabilities:
        Depreciation............................  $  292,100  $  219,500
        Pensions................................     538,000     527,600
        Other...................................      26,900      26,800
                                                  ----------  ----------
                                                  $  857,000  $  773,900
                                                  ==========  ==========

    A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for each of the three years during the period ended December 31, 1997, follows:

                                 1997              1996              1995
                           ----------------  ----------------  ----------------
                             Amount      %     Amount      %     Amount      %
                           ----------  ----  ----------  ----  ----------  ----
    Statutory federal
     income tax........... $1,342,200  34.0  $2,206,600  34.0  $  889,000  34.0
    Increase (decrease) in
     taxes resulting from:
      State tax, net of
       federal benefit....     53,700   1.4      67,600   1.0      17,700   0.7
      Tax-exempt interest.   (137,400) (3.5)   (165,700) (2.6)   (147,800) (5.7)
      Tax credits.........    (22,200) (0.5)    (14,400) (0.2)    (23,400) (0.9)
      FSC exempt income...   (138,700) (3.5)   (138,500) (2.1)   (105,400) (4.0)
      Other, net..........    (94,600) (2.5)    110,400   1.7      29,900   1.1
                           ----------  ----  ----------  ----  ----------  ----
                           $1,003,000  25.4  $2,066,000  31.8  $  660,000  25.2
                           ==========  ====  ==========  ====  ==========  ====

(4) DEBT:

    The $3,000,000 Floating Rate Weekly Demand Industrial Development Revenue Bond issue due December 1, 1996, was repaid as required.

(5) OPERATIONS BY INDUSTRY AND EXPORT SALES:

    A description of the various industries in which the Companies operate and a summary of operations by industry are included on pages 3 and 4 of this annual report. The information included therein is incorporated as an integral part of these consolidated financial statements.

    The Registrant's export sales were $18,696,700 in 1997, $16,263,700 in 1996, and $13,385,800 in 1995.

    Export sales during 1997, 1996 and 1995, respectively, were made to the following geographic areas: North America - $6,065,400, $5,581,400, and $4,275,800; Asia and the Far East - $7,665,000,

    $6,648,300, and $5,395,200; and other areas - $4,966,300,
    $4,034,000, and $3,714,800.

    During 1997, 1996 and 1995, sales to any one customer were not in excess of 10% of consolidated sales.

(6) CONTINGENCIES:

    The Registrant was the defendant in a breach-of-contract / breach-of-warranty lawsuit concerning reactor vessels sold in 1992 in Tarrant County, Texas (Alcon Laboratories, Inc. -vs- Paul Mueller Company). As a result of a trial that ended September 19, 1997, the Registrant received an adverse decision, and the final judg-ment awarded damages, interest, and attorney's fees totaling approximately $1,700,000 to the plaintiff. Management believes the decision was incorrect and, based on the advice of legal counsel, has appealed the decision. As a result of the decision, a provision of approximately $775,000 was made during 1997 as an estimate of the liability for the ultimate resolution of the matter and is included in other, net on the accompanying consolidated statements of income, and the related reserve is included in accrued expenses on the consolidated balance sheets. If the decision is upheld on appeal, the Registrant's liability will exceed the reserve that has been established.

    The Registrant is a defendant in two other lawsuits pending at December 31, 1997. In the opinion of management, after consultation with legal counsel, the outcome of these lawsuits will not have a material adverse effect on the Registrant's consolidated financial statements.

    The Registrant employs nearly 900 people, of which approximately 400 are represented by the Sheet Metal Workers Union. The International Union called a strike beginning July 25, 1995, and currently 20 em-ployees are participating. The Registrant has unfair labor practice charges pending before the National Labor Relations Board, and the final determination of these charges may take up to two years. However, management believes, based on evaluation by counsel, that there is no material financial exposure to the Registrant.

                 FINANCIAL HIGHLIGHTS BY QUARTER (UNAUDITED)
                    (In Thousands, Except Per Share Data)
                                       Quarter Ended
                ---------------------------------------------------------------
                    March 31        June 30       September 30    December 31
                --------------- --------------- --------------- ---------------
                  1997    1996    1997    1996    1997    1996    1997    1996
                ------- ------- ------- ------- ------- ------- ------- -------
                          <F2>                    <F3>            <F4>    <F5>
Net sales...... $17,208 $18,690 $21,868 $21,526 $23,404 $21,187 $24,213 $22,548
Gross
  profit<F1>... $ 4,229 $ 4,065 $ 5,401 $ 5,026 $ 4,986 $ 5,426 $ 5,251 $ 7,181
Net income..... $   436 $   500 $ 1,047 $   971 $   360 $ 1,171 $ 1,102 $ 1,782
Earnings per
 common share..  $ 0.37  $ 0.43  $ 0.90  $ 0.83  $ 0.31  $ 1.00  $ 0.94  $ 1.53

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

<F3> Net income for the third quarter of 1997 was unfavorably affected by a provision of $488,000 after tax, or $0.42 per share, made as a result of an adverse jury decision in a breach-of-contract / breach-of-warranty lawsuit.

<F4> Net income for the fourth quarter of 1997 was favorably affected by a LIFO adjustment. The adjustment increased net income by $510,400, or $0.44 per share.

<F5> Net income for the fourth quarter of 1996 was favorably affected by a LIFO adjustment. The adjustment increased net income by $1,321,300, or $1.13 per share.

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Paul Mueller Company:

     We have audited the accompanying consolidated balance sheets of PAUL MUELLER COMPANY (a Missouri corporation) AND SUBSIDIARIES as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' investment, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Registrant's management. Our responsi-bility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial state-ment presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paul Mueller Company and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with gener-ally accepted accounting principles.

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

                                         /s/  ARTHUR ANDERSEN LLP
Kansas City, Missouri,
     February 13, 1998

ITEM 9. - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements on accounting principles or finan-cial statement disclosure with the independent public accountants.

PART III

ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information as to Directors of the Registrant required by Item 10 is included on pages 4 and 5 of the Registrant's Proxy Statement for the annual meeting of shareholders to be held May 4, 1998, and is incorporated herein by reference. The information concerning executive officers is set forth on page 7 of Part I hereof.

ITEM 11. - EXECUTIVE COMPENSATION

     Information as to executive compensation required by Item 11 is included on pages 5 and 6 of the Registrant's Proxy Statement for the annual meeting of shareholders to be held May 4, 1998, and is incorporated herein by reference.

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

     Information as to security ownership of certain beneficial owners and management required by Item 12 is included on pages 3, 4, and 5 of the Registrant's Proxy Statement for the annual meeting of shareholders to be held May 4, 1998, and is incorporated herein by reference.

ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information as to certain relationships and related transactions required by Item 13 is included on page 5 of the Registrant's Proxy Statement for the annual meeting of shareholders to be held May 4, 1998, and is incorporated herein by reference.

PART IV

ITEM 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
           ON FORM 8-K

     A. The financial statements and schedules, required under Part II-
        Item 8, are as follows:

        1. The consolidated financial statements of the Registrant and its subsidiaries, for the year ended December 31, 1997:

           - Consolidated Balance Sheets..............December 31, 1997
                                                      and 1996
           - Consolidated Statements of Income........For years ended
                                                      December 31, 1997,
                                                      1996 and 1995
           - Consolidated Statements of
             Shareholders' Investment.................For years ended
                                                      December 31, 1997,
                                                      1996 and 1995
           - Consolidated Statements of Cash Flows....For years ended
                                                      December 31, 1997,
                                                      1996 and 1995
           - Notes to Consolidated Financial
             Statements...............................December 31, 1997,
                                                      1996 and 1995
           - Financial Highlights by Quarter..........For years ended
                                                      December 31, 1997
                                                      and 1996
           - Report of Independent Public Accountants

        2. Additional financial statement schedules included herein:

           -  Schedule II - Valuation and Qualifying Accounts....Page 28

           - All other schedules are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

        3. The exhibits set forth in the Exhibit Index found on pages 29 through 31.

     B. No reports on Form 8-K were filed by the Registrant during the last quarter of 1997.

SIGNATURES -

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual
Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PAUL MUELLER COMPANY

DATE   March 13, 1998          BY     /S/    DANIEL C. MANNA
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

DATE   March 13, 1998          BY     /S/    DANIEL C. MANNA
       --------------             -------------------------------------
                                             Daniel C. Manna
                                          President and Director
                                        (Chief Executive Officer)

DATE   March 13, 1998          BY     /S/     PAUL MUELLER
       --------------             -------------------------------------
                                              Paul Mueller
                                         Chairman of the Board
                                              and Director

DATE   March 13, 1998          BY     /S/    DONALD E. GOLIK
       --------------             -------------------------------------
                                             Donald E. Golik
                                  Senior Vice President, Chief Financial
                                     Officer, Secretary and Director

DATE   March 13, 1998          BY     /S/   ROBERT A. BECKER
       --------------             -------------------------------------
                                            Robert A. Becker
                                                Director

DATE   March 13, 1998          BY     /S/    DAVID T. MOORE
       --------------             -------------------------------------
                                             David T. Moore
                                                Director

DATE   March 13, 1998          BY     /S/  WILLIAM B. JOHNSON
       --------------             -------------------------------------
                                           William B. Johnson
                                                Director

DATE   March 13, 1998          BY     /S/ WILLIAM R. PATTERSON
       --------------             -------------------------------------
                                          William R. Patterson
                                                Director

DATE   March 13, 1998          BY     /S/ CHARLES M. RUPRECHT
       --------------             -------------------------------------
                                          Charles M. Ruprecht
                                                Director

                                                            SCHEDULE II

                   PAUL MUELLER COMPANY AND SUBSIDIARIES
                    VALUATION AND QUALIFYING ACCOUNTS
               FOR THE THREE YEARS ENDED DECEMBER 31, 1997
               Balance at    Charged to     Charged                     Balance
               Beginning     Costs and      to Other                   at End of
               of Period      Expenses      Accounts     Deductions      Period
                --------      --------      --------      --------      --------
RESERVE FOR
DOUBTFUL ACCOUNTS
12-31-97.....   $698,036      $(82,689)     $      -      $ 56,086<F1>  $559,261
12-31-96.....   $531,601      $316,990      $      -      $150,555<F1>  $698,036
12-31-95.....   $679,018      $ 20,465      $      -      $167,882<F1>  $531,601

<F1> Accounts written off during the year.

                             EXHIBIT INDEX
Number                          Description                          Page No.
------  -----------------------------------------------------------  --------
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

 (10)   MATERIAL CONTRACTS -

        (a) Exclusive License Agreement between Registrant and
            Superstill Technology, Inc. dated January 9, 1992,
            Addendum No. 1 dated January 28, 1992, and Addendum
            No. 2 dated June 15, 1992, were attached as Exhibit
            (10), page 30, of the Registrant's Form 10-K for the year ended December 31, 1996, and is incorporated herein by reference.

        (b) The following Material Contracts, attached as Exhibit
            (10) of the Registrant's Form 10-Q for the quarter
            ended September 30, 1995, are incorporated herein by
            reference:
    CAPTION
                              Description                  Page No.
            ---------------------------------------------  --------
            1. Paul Mueller Company Tax Savings Plan and
               Trust, effective January 1, 1996, and
               adopted by the Board of Directors on
               August 2, 1995............................     11

            2. Paul Mueller Company Dependent Care Assis-
               tant Plan, effective January 1, 1996, and
               adopted by the Board of Directors on
               August 2, 1995............................     22
        (c) Paul Mueller Company Noncontract Employees Retirement
            Plan, as amended and restated effective January 1, 1989,
            and adopted by the Board of Directors of the Registrant
            on May 7, 1990, was attached as Exhibit (10), page 179,
            of the Registrant's Form 10-K for the year ended
            December 31, 1990, and is incorporated herein by
            reference.  Amendment Number One, effective October 29,
            1991, was adopted by the Board of Directors on October
            29, 1991, and Amendment Number Two, effective June 1,
            1992, was adopted by the Board of Directors on May 4,



Number                          Description                          Page No.
------  -----------------------------------------------------------  --------
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

        (e) Paul Mueller Company Profit Sharing and Retirement
            Savings Plan, restated effective January 1, 1993, and
            adopted by the Trustees on June 22, 1994, was attached
            as Exhibit (10), page 15, of the Registrant's Form 10-K
            for the year ended December 31, 1994.  The First Amend-
            ment, effective September 1, 1997, was executed on
            August 14, 1997........................................     32

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

        (g) Agreement and Declaration of Trust for the Paul Mueller
            Company Employee Benefit Plan dated May 2, 1988, at-tached as Exhibit (10), page 107, of the Registrant's
            Form 10-K for the year ended December 31, 1988, is incorporated herein by reference.



Number                          Description                          Page No.
------  -----------------------------------------------------------  --------
        (h) Paul Mueller Company Salaried and Clerical Employees
            Retirement Trust, as amended August 11, 1981, was
            attached as Exhibit (10), page 318, of the Registrant's
            Form 10-K for the year ended December 31, 1981, and is
            incorporated herein by reference.  The First Amendment
            to the trust, adopted by the Board of Directors on
            May 1, 1983, was attached as Exhibit (10), page 160,
            of the Registrant's Form 10-K for the year ended
            December 31, 1983, and is incorporated herein by
            reference.

        (i) Executive Compensation Plans and Arrangements:
             i. Paul Mueller Company Supplemental Executive Retire-
                ment Plan, effective January 1, 1996, adopted by the Board of Directors on February 8, 1996, was attached as Exhibit (10), page 30, of the Regis-trant's Form 10-K for the year ended December 31, 1995, and is incorporated herein by reference.

            ii. Executive Short-Term Incentive Plan, adopted
                January 31, 1995, attached as Exhibit (10), page 71,
                of the Registrant's Form 10-K for the year ended
                December 31, 1994, is incorporated herein by
                reference.
 (21)   SUBSIDIARIES OF THE REGISTRANT.............................     56

 (27)   FINANCIAL DATA SCHEDULE AS OF DECEMBER 31, 1997............     57