Form 10-Q
period 1998-03-31
MUELLER PAUL CO
filed 1998-05-11
CIK 68726

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                    ----------------------------------
                                 FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934.  For the quarterly period ended March 31,
    1998, or

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

Indicate the number of shares outstanding of the issuer's Common Stock as of May 7, 1998: 1,168,021

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

                PAUL MUELLER COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS
                       (Dollars in Thousands)

                                                    Mar. 31   Dec. 31
                                                      1998      1997
                                                    -------   -------
                                                  (Unaudited)
ASSETS
------
Current Assets:
  Cash............................................ $  1,245  $  3,402
  Available-for-sale investments, at market.......    6,842     8,347
  Accounts and notes receivable, less reserve
    of $577 at March 31, 1998, and $559 at
    December 31, 1997, for doubtful accounts......   15,475    16,113
  Inventories (Note 2) -
    Raw materials and components.................. $  6,346  $  5,101
    Work-in-process...............................    3,223     1,728
    Finished goods................................    3,771     1,203
                                                   --------  --------
                                                   $ 13,340  $  8,032
  Prepayments.....................................      440       475
                                                   --------  --------
        Total Current Assets...................... $ 37,342  $ 36,369

Other Assets......................................    3,504     3,523

Property, Plant & Equipment, at cost.............. $ 55,943  $ 54,313
  Less - Accumulated depreciation.................   38,236    37,658
                                                   --------  --------
                                                   $ 17,707  $ 16,655
                                                   --------  --------
                                                   $ 58,553  $ 56,547
                                                   ========  ========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
Current Liabilities:
  Accounts payable................................ $  4,221  $  4,296
  Accrued expenses................................    7,112     6,249
  Advance billings................................    6,298     5,225
                                                   --------  --------
        Total Current Liabilities................. $ 17,631  $ 15,770
Other Long-Term Liabilities.......................    1,245     1,100
Contingencies (Note 4)............................
Shareholders' Investment:
  Common stock, par value $1 per share - Autho-
    rized 20,000,000 shares - Issued 1,342,325
    shares........................................ $  1,342  $  1,342
  Preferred stock, par value $1 per share - Autho-
    rized 1,000,000 shares - No shares issued.....        -         -
  Paid-in surplus.................................    4,307     4,307
  Retained earnings...............................   36,582    36,582
                                                   --------  --------
                                                   $ 42,231  $ 42,231
  Less - Treasury stock, 174,304 shares at
         March 31, 1998, and December 31, 1997,
         at cost..................................    2,554     2,554
                                                   --------  --------
                                                   $ 39,677  $ 39,677
                                                   --------  --------
                                                   $ 58,553  $ 56,547
                                                   ========  ========

 The accompanying notes are an integral part of these balance sheets.

                PAUL MUELLER COMPANY AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME
           (Dollars in Thousands Except Per Share Amounts)
                             (Unaudited)

                                                   Three Months Ended
                                                        March 31
                                                   ------------------
                                                     1998      1997
                                                   --------  --------
Net Sales........................................  $ 17,424  $ 17,208
Cost of Sales....................................    12,631    12,979
                                                   --------  --------
        Gross Profit.............................  $  4,793  $  4,229
Selling, General & Administrative Expenses.......     4,015     3,903
                                                   --------  --------
        Operating Income.........................  $    778  $    326

Other Income (Expense):
    Interest income..............................  $    107  $    193
    Interest expense.............................        (2)       (2)
    Other, net...................................       124       112
                                                   --------  --------
                                                   $    229  $    303
                                                   --------  --------
Income from Operations before Provision
    for Income Taxes.............................  $  1,007  $    629
Provision for Income Taxes.......................       306       193
                                                   --------  --------
        Net Income...............................  $    701  $    436
                                                   ========  ========
Earnings per Common Share (Note 3)...............  $   0.60  $   0.37
                                                   ========  ========

   The accompanying notes are an integral part of these statements.

                PAUL MUELLER COMPANY AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                       (Dollars in Thousands)
                             (Unaudited)

                                                   Three Months Ended
                                                        March 31
                                                   ------------------
                                                     1998      1997
                                                   --------  --------
Cash Flows from Operating Activities:
  Net income.....................................  $    701  $    436
  Adjustments to reconcile net income to net
      cash provided (required) by operating
      activities:
    Bad debt (recovery)..........................        (4)      (45)
    Depreciation and amortization................       606       552
    (Gain) on sales of fixed assets..............         -        (2)
    Changes in assets and liabilities -
      (Increase) in interest receivable..........       (15)      (45)
      Decrease in accounts and notes receivable..       642     2,189
      (Increase) in inventories..................    (5,308)   (4,579)
      Decrease in prepayments....................        35        83
      Decrease (increase) in other assets........         6      (138)
      (Decrease) increase in accounts payable....       (75)    1,454
      Increase in accrued expenses...............       863       424
      Increase in advance billings...............     1,073     1,717
      Increase (decrease) in
        long-term liabilities....................       145      (559)
                                                   --------  --------
          Net Cash (Required) Provided
            by Operations........................  $ (1,331) $  1,487

Cash Flows Provided (Requirements) from
    Investing Activities:
  Proceeds from maturities of investments........  $  3,750  $  4,950
  Purchases of investments.......................    (2,230)   (4,500)
  Proceeds from sales of equipment...............         -         1
  Additions to property, plant and equipment.....    (1,645)     (879)
                                                   --------  --------
          Net Cash (Required) by
            Investing Activities.................  $   (125) $   (428)

Cash Flows (Requirements) from
    Financing Activities:
  Dividends paid.................................  $   (701) $   (701)
                                                   --------  --------
          Net Cash (Required) by
            Financing Activities.................  $   (701) $   (701)
                                                   --------  --------
Net (Decrease) Increase in Cash..................  $ (2,157) $    358

Cash at Beginning of Period......................  $  3,402  $  2,221
                                                   --------  --------
Cash at End of Period............................  $  1,245  $  2,579
                                                   ========  ========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for -
    Interest.....................................  $      -  $      -
    Income taxes.................................         7       435

    The accompanying notes are an integral part of these statements.

                PAUL MUELLER COMPANY AND SUBSIDIARIES
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                       MARCH 31, 1998 AND 1997
                             (Unaudited)

1. The condensed financial statements include the accounts of Paul Mueller Company (Company) and its wholly owned subsidiaries, Mueller International Sales Corporation, Mueller Transportation, Inc., and Mueller Field Operations, Inc. A summary of the significant accounting policies is included in Note 1 to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

2. Inventory is recorded at the lower of cost, last-in, first-out
   (LIFO), or market.

   Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time, interim LIFO determinations, in-cluding those at March 31, 1998, must necessarily be based on management's estimate of expected year-end inventory levels and costs. Since estimates of future inventory levels and prices are subject to many factors beyond the control of management, interim financial results are subject to final year-end LIFO inventory amounts. Accordingly, inventory components reported for the period ending March 31, 1998, are estimates based on management's know-ledge of the Company's production cycle, the costs associated with this cycle and the sales and purchasing volume of the Company.

3. The net income per share of common stock has been computed on the basis of weighted average shares outstanding: 1,168,021 for periods ended March 31, 1998, and March 31, 1997.

4. The Company was the defendant in a breach-of-contract/breach-of-warranty lawsuit concerning reactor vessels sold in 1992 in Tarrant County, Texas (Alcon Laboratories, Inc. versus Paul Mueller Com-pany). As a result of a trial that ended September 19, 1997, the Company received an adverse decision, and the final judgment awarded damages, interest, and attorney's fees totaling $1,700,000 to the plaintiff. Management believes the decision was incorrect and, based on the advice of legal counsel, will appeal the deci-sion. As a result of the decision, a provision of $775,000 was made during the third quarter of 1997 for the ultimate resolution of the matter; the related reserve is included as accrued expenses on the Consolidated Condensed Balance Sheet. If the decision is upheld on appeal, the Company's liability will exceed the reserve.

   The Company is a defendant in two other lawsuits pending at March 31, 1998. In the opinion of management, after consultation with legal counsel, the outcome of these lawsuits will not have a material adverse effect on the Company's consolidated financial statements.

   The Company currently employs over 900 people, of which approxi-mately 400 are represented by the Sheet Metal Workers Union. The International Union called a strike beginning July 25, 1995, and currently 20 employees are participating.

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

OPERATING RESULTS

Net sales for the quarter ended March 31, 1998, were $17,424,000 ver-sus $17,208,000 for the quarter ended March 31, 1997. Although the overall level of sales between periods was comparable, Processing Equipment shipments increased by $1,652,000, while Dairy Farm Equip-ment shipments declined by $1,436,000. The increase in shipments for Processing Equipment was due primarily to custom-fabricated Processing Equipment, which had a backlog that was 30% higher as of December 31, 1997, compared to December 31, 1996. Lower sales were recorded for Dairy Farm Equipment for both domestic and international markets, with the major portion attributable to decreased domestic sales. Domestic sales of Dairy Farm Equipment for the first quarter of 1998 were ad-versely affected by lower backlog at December 31, 1997, compared to December 31, 1996, coupled with soft market conditions during the first quarter as a result of concerns about the potential for high feed costs and the government's involvement in domestic milk markets. Export shipments of Dairy Farm Equipment were down from the corre-sponding quarter of the prior year in several key markets. The strong U.S. dollar, a lower backlog going into 1998, and higher inventory levels at some customers all contributed to decreased order entry and shipments during the first quarter.

The gross profit rate for the three months ended March 31, 1998, was 27.5% versus 24.6% for the same period a year ago. The improved gross profit rate was due to higher gross margins and lower net manufac-turing burden, as absorption was higher. The improvement in gross margins occurred primarily in custom-fabricated Processing Equipment as a result of improved labor efficiency in the factory and a higher quality sales backlog as of December 31, 1997, compared to December 31, 1996. Manufacturing burden absorption increased during the first quarter of 1998 compared to the first quarter of 1997, as the level of manufacturing activity was greater and labor efficiency improved in both manufacturing facilities.

Selling, general, and administrative expenses for the quarter ended March 31, 1998, increased by $112,000 over the quarter ended March 31, 1997. The increase was primarily due to higher expenditures for per-sonnel, factory consumables, and travel expenses.

Other income (expense) was lower for the first quarter of 1998 com-pared to the same period of a year ago primarily due to lower interest income, as the level of investable funds was lower than the first quarter of 1997.

The effective tax rate for the first quarter of 1998 and 1997 varied from the statutory tax rate (34%) primarily as a result of tax-exempt interest, the lower effective rate for the Foreign Sales Corporation, and tax credits.

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

However, on December 22, 1994, the Regional Director of the NLRB issued an unfair labor practice complaint against the Company for refusing to supply information to union representatives about the personal health insurance claims of individual employees and their dependents and reversed his previous decision regarding the imple-mentation of changes in wages and benefits. A hearing on these and other unfair labor practice issues was held during August 1996 by an administrative law judge of the NLRB, who ruled against the Company on some unfair labor practice issues, and the Company and the union have both appealed the decision to the NLRB. A decision by the NLRB is not expected for several months, and there can be an appeal from any NLRB decision, either by the Company or by the union. An additional hearing was held before an administrative law judge of the NLRB in November 1997, and the judge ruled against the Company on the unfair labor practice issues involved. The Company has appealed the decision to the NLRB. A final determination of all charges pending may take up to two years; however, management believes, based on an evaluation by counsel, that there is no material financial exposure to the Company.

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

Looking to the balance of 1998, there are factors that could affect the results of operations. If there is expanded employee partici-pation for an extended period of time in the strike mentioned above, it could have an adverse impact on the level of production and the ability to secure orders. The average price paid to domestic dairy farmers for milk is expected to decline in the coming months, and this may have an adverse effect on sales of Dairy Farm Equipment. The price of stainless steel is projected to remain stable for the balance of this year.

The backlog of sales at March 31, 1998, was $29,600,000 compared to $28,100,000 at March 31, 1997. The March 31, 1998, backlog represents orders that will be completed and shipped over the next twelve months.

FINANCIAL CONDITION

The consolidated financial condition and the liquidity of the Company at March 31, 1998, have not changed significantly since December 31, 1997. There are no significant commitments for capital expenditures at March 31, 1998.

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

          b. Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended March 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PAUL MUELLER COMPANY

DATE:  May 7, 1998              /S/         DONALD E. GOLIK
       -----------              --------------------------------------
                                Donald E. Golik, Senior Vice President
                                      and Chief Financial Officer