Form 10-Q
period 1998-06-30
MUELLER PAUL CO
filed 1998-08-12
CIK 68726

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                 ----------------------------------
                              FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Ex-change Act of 1934. For the quarterly period ended June 30, 1998, or

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

Indicate the number of shares outstanding of the issuer's Common Stock as of August 7, 1998: 1,168,021

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

                 PAUL MUELLER COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED BALANCE SHEETS
                        (Dollars in Thousands)
                               (Unaudited)

                                                    June 30   Dec. 31
                                                      1998      1997
                                                    -------   -------
ASSETS
------
Current Assets:
  Cash............................................ $  3,951  $  3,402
  Available-for-sale investments, at market.......    2,951     8,347
  Accounts and notes receivable, less reserve of
    $632 at June 30,1998, and $559 at December 31,
    1997, for doubtful accounts...................   15,142    16,113
  Inventories (Note 2) -
    Raw materials and components.................. $  6,045  $  5,101
    Work-in-process...............................    3,804     1,728
    Finished goods................................    3,748     1,203
                                                   --------  --------
                                                   $ 13,597  $  8,032
  Prepayments.....................................      805       475
                                                   --------  --------
      Total Current Assets........................ $ 36,446  $ 36,369
Other Assets......................................    3,407     3,523
Property, Plant & Equipment, at cost.............. $ 57,389  $ 54,313
  Less - Accumulated depreciation.................   38,773    37,658
                                                   --------  --------
                                                   $ 18,616  $ 16,655
                                                   --------  --------
                                                   $ 58,469  $ 56,547
                                                   ========  ========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
Current Liabilities:
  Accounts payable................................ $  3,931  $  4,296
  Accrued expenses................................    7,698     6,249
  Advance billings................................    4,742     5,225
                                                   --------  --------
      Total Current Liabilities................... $ 16,371  $ 15,770
Other Long-Term Liabilities.......................    1,438     1,100
Contingencies (Note 4)............................
Shareholders' Investment:
  Common Stock, par value $1 per share -
    Authorized 20,000,000 shares - Issued
    1,342,325 shares.............................. $  1,342  $  1,342
  Preferred Stock, par value $1 per share -
    Authorized 1,000,000 shares - No shares issued        -         -
  Paid-in surplus.................................    4,307     4,307
  Retained earnings...............................   37,565    36,582
                                                   --------  --------
                                                   $ 43,214  $ 42,231
  Less - Treasury stock, 174,304 shares at
         June 30, 1998, and December 31, 1997,
         at cost..................................    2,554     2,554
                                                   --------  --------
                                                   $ 40,660  $ 39,677
                                                   --------  --------
                                                   $ 58,469  $ 56,547
                                                   ========  ========

 The accompanying notes are an integral part of these balance sheets.

                 PAUL MUELLER COMPANY AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
            (Dollars in Thousands Except Per Share Amounts)
                              (Unaudited)

                               Three Months Ended   Six Months Ended
                                     June 30             June 30
                               ------------------  ------------------
                                 1998      1997      1998      1997
                               --------  --------  --------  --------
Net Sales..................... $ 24,810  $ 21,868  $ 42,234  $ 39,076
Cost of Sales.................   17,936    16,467    30,566    29,446
                               --------  --------  --------  --------
    Gross Profit.............. $  6,874  $  5,401  $ 11,668  $  9,630
Selling, General &
  Administrative Expenses.....    4,503     4,231     8,519     8,134
                               --------  --------  --------  --------
    Operating Income.......... $  2,371  $  1,170  $  3,149  $  1,496
Other Income (Expense):
  Interest income............. $     87  $    183  $    194  $    376
  Interest expense............       (8)       (3)      (10)       (5)
  Other, net..................       37       212       161       324
                               --------  --------  --------  --------
                               $    116  $    392  $    345  $    695
                               --------  --------  --------  --------
Income from Operations before
  Provision for Income Taxes.. $  2,487  $  1,562  $  3,494  $  2,191
Provision for Income Taxes....      803       515     1,109       708
                               --------  --------  --------  --------
    Net Income................ $  1,684  $  1,047  $  2,385  $  1,483
                               ========  ========  ========  ========
Earnings per Common
  Share (Note 3).............. $   1.44  $   0.90  $   2.04  $   1.27
                               ========  ========  ========  ========

   The accompanying notes are an integral part of these statements.

                 PAUL MUELLER COMPANY AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                        (Dollars in Thousands)
                             (Unaudited)

                                                    Six Months Ended
                                                         June 30
                                                   ------------------
                                                     1998      1997
                                                   --------  --------
Cash Flows from Operating Activities:
  Net income...................................... $  2,385  $  1,483
  Adjustments to reconcile net income to net
      cash provided by operating activities:
    Bad debt (recovery)...........................       (4)       17
    Depreciation and amortization.................    1,236     1,108
    (Gain) on sales of fixed assets...............       (7)       (2)
    Changes in assets and liabilities -
      Decrease in interest receivable.............       76        55
      Decrease in accounts and notes receivable...      974     1,153
      (Increase) in inventory.....................   (5,565)   (4,829)
      (Increase) in prepayments...................     (330)     (177)
      Decrease (increase) in other assets.........       89       (99)
      (Decrease) increase in accounts payable.....   (2,304)    1,705
      Increase in accrued expenses................    3,388     1,008
      (Decrease) increase in advance billings.....     (483)      832
      Increase (decrease) in long-term liabilities      338      (389)
                                                   --------  --------
        Net Cash (Required) Provided by Operations $   (207) $  1,865

Cash Flows Provided (Requirements) from
    Investing Activities:
  Proceeds from maturities of investments......... $  7,550  $ 10,440
  Purchases of investments........................   (2,230)   (6,130)
  Proceeds from sale of equipment.................        9         2
  Additions to property, plant and equipment......   (3,171)   (1,642)
                                                   --------  --------
        Net Cash Provided from
            Investing Activities.................. $  2,158  $  2,670

Cash Flows (Requirements) from
    Financing Activities:
  Dividends paid.................................. $ (1,402) $ (1,402)
                                                   --------  --------
        Net Cash (Required) by
            Financing Activities.................. $ (1,402) $ (1,402)
                                                   --------  --------
Net Increase in Cash.............................. $    549  $  3,133
Cash at Beginning of Period.......................    3,402     2,221
                                                   --------  --------
Cash at End of Period............................. $  3,951  $  5,354
                                                   ========  ========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest...................................... $     14  $      9
    Income taxes..................................      560       895

   The accompanying notes are an integral part of these statements.

                 PAUL MUELLER COMPANY AND SUBSIDIARIES
                NOTES TO CONDENSED FINANCIAL STATEMENTS
                        JUNE 30, 1997 AND 1996

1. The condensed financial statements include the accounts of Paul Mueller Company (Company) and its wholly owned subsidiaries, Mueller International Sales Corporation, Mueller Transportation, Inc., and Mueller Field Operations, Inc. A summary of the signi-ficant accounting policies is included in Note 1 to the consoli-dated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

2. Inventory is recorded at the lower of cost, last-in, first-out
   (LIFO), or market.

   Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time, interim LIFO determinations, in-cluding those at June 30, 1998, must necessarily be based on management's estimate of expected year-end inventory levels and costs. Since estimates of future inventory levels and prices are subject to many factors beyond the control of management, interim financial results are subject to final year-end LIFO inventory amounts. Accordingly, inventory components reported for the period ending June 30, 1998, are estimates based on management's knowledge of the Company's production cycle, the costs associated with this cycle, and the sales and purchasing volume of the Company.

3. The net income per share of common stock has been computed on the basis of weighted average shares outstanding: 1,168,021 for periods ended June 30, 1998, and June 30, 1997. There are no dilutive securities.

4. The Company was the defendant in a breach-of-contract / breach-of-warranty lawsuit concerning reactor vessels sold in 1992 in Tarrant County, Texas (Alcon Laboratories, Inc. versus Paul Mueller Com-pany). As a result of a trial that ended September 19, 1997, the Company received an adverse decision, and the final judgment awarded damages, interest, and attorney's fees totaling $1,700,000 to the plaintiff. Management believes the decision was incorrect and, based on the advice of legal counsel, has appealed the deci-sion. As a result of the decision, a provision of $775,000 was made during the third quarter of 1997 for the ultimate resolution of the matter; the related reserve is included as accrued expenses on the Consolidated Condensed Balance Sheets. If the decision is upheld on appeal, the Company's liability will exceed the reserve.

   The Company is a defendant in another lawsuit pending at June 30, 1998. In the opinion of management, after consultation with legal counsel, the outcome of this lawsuit will not have a material ad-verse effect on the Company's consolidated financial statements.

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

The information discussed below in Management's Discussion and Analy-sis of Operating Results and Financial Condition contains statements regarding matters that are not historical facts, but rather are forward-looking statements. These statements are based on current financial and economic conditions and current expectations, and involve risk and uncertainties. Actual future results may differ materially depending on a variety of factors. These factors, some of which are identified in the discussion accompanying such forward-looking statements, include, but are not limited to, milk prices paid to dairy farmers, feed prices, weather conditions, dairy farm consolidation, and other factors affecting the profitability of dairy farmers; the price of stainless steel; actions of competitors; labor strife; the Company's execution of internal performance plans and plans to become Year 2000 compliant; economic conditions in key export markets; the level of capital expenditures in the U.S. economy; and other changes to business conditions.

OPERATING RESULTS

Net sales for the second quarter ended June 30, 1998, were $24,810,000 compared to $21,868,000 for the second quarter of 1997. The increase was solely related to sales of Processing Equipment, as they were $3,257,000 higher. Dairy Farm Equipment sales were about 6% lower than the same period of a year ago. The improvement in Processing Equipment sales related primarily to custom-fabricated Processing Equipment, and the significant factor was a backlog that was 40% higher as of March 31, 1998, compared to March 31, 1997. The lower level of Dairy Farm Equipment sales was related to the domestic mar-ket, as export sales were flat for the second quarter of 1998 compared to the corresponding quarter of a year ago. A lower backlog of Dairy Farm Equipment going into the second quarter of 1998 compared to a year ago and soft domestic market conditions during the second quarter as a result of unfavorable weather conditions and relatively low milk prices contributed to lower sales.

The gross profit rate for the quarter ended June 30, 1998, was 27.7% versus 24.7% for the second quarter of 1997. The improved gross pro-fit rate was solely due to higher gross margins. The improvement in gross margins occurred primarily in custom-fabricated Processing Equipment as a result of improved labor efficiency in the factory and a higher quality backlog as of March 31, 1998, compared to March 31, 1997.

Selling, general, and administrative expenses for the quarter ended June 30, 1998, increased by $272,000 over the quarter ended June 30, 1997. The increase was due to higher expenditures for personnel, sales meetings, warranty and service, and product development activi-ties.

Other income (expense) was lower for the second quarter of 1998 com-pared to the second quarter of 1997. Interest income decreased due to a lower level of investable funds available during the second quarter of 1998 compared to the second quarter of 1997, and Other, net declined as a result of an operating loss for the brewpub/brewery operation and lower duty drawback, trucking income, and royalty in-come.

The effective tax rate for the second quarter of 1998 and 1997 varied from the statutory tax rate (34%) primarily as a result of tax-exempt interest, the lower effective rate for the Foreign Sales Corporation, and tax credits.

Net sales for the six months ended June 30, 1998, were $42,234,000 versus $39,076,000 for the six months June 30, 1997. The increase was attributable to Processing Equipment sales which improved by $4,909,000, while Dairy Farm Equipment sales declined by $1,751,000. The increase in sales for Processing Equipment was due primarily to custom-fabricated Processing Equipment, as the backlog was 30% higher at the beginning of 1998 than at the beginning of 1997. Lower sales were recorded for Dairy Farm Equipment for both domestic and inter-national markets, with the major portion attributable to decreased domestic sales. Domestic sales of Dairy Farm Equipment for the first six months of 1998 were adversely affected by a lower backlog at December 31, 1997, compared to December 31, 1996, coupled with soft market conditions during the first half of 1998 as a result of rela-tively low milk prices, unfavorable weather conditions, and concerns about feed costs and the government's involvement in domestic milk markets. Export sales of Dairy Farm Equipment were down during the first quarter of 1998 compared to the first quarter of the prior year in several key markets. The strong U.S. dollar, a lower backlog going into 1998, and higher inventory levels at certain customers all con-tributed to decreased order entry and sales during the first quarter.

The gross profit rate for the six months ended June 30, 1998, was 27.6% compared to 24.6% for the same period of a year ago. The higher gross profit rate, as indicated above, was due primarily to improved gross margins principally for custom-fabricated Processing Equipment. Margins improved, as the quality of the backlog was higher, and fac-tory labor efficiency has improved compared to the prior year.

Selling, general, and administrative expenses increased for the six months ended June 30, 1998, over the comparable period of a year ago by $385,000. The increase was due to higher expenditures for person-nel, sales meetings, travel, and product-development activities.

Other income (expense) was lower for the six months ended June 30, 1998, compared to the comparable period of a year ago. Interest income was lower, as the level of investable funds during the first six months of 1998 was lower than the first six months of 1997. Other, net was lower as a result of an operating loss for the brewpub/brewery operation, a reduced level of duty drawback and royalty income, and miscellaneous expense.

The effective tax rate for the six months ended June 30, 1998 and 1997, varied from the statutory rate (34%) primarily as a result of tax-exempt interest, the lower effective tax rate for the Foreign
Sales Corporation, and tax credits.

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

However, on December 22, 1994, the Regional Director of the NLRB issued an unfair labor practice complaint against the Company for refusing to supply information to union representatives about the personal health insurance claims of individual employees and their dependents and reversed his previous decision regarding the implemen-tation of changes in wages and benefits. A hearing on these and other unfair labor practice issues was held during August 1996 by an admin-istrative law judge of the NLRB, who ruled against the Company on some unfair labor practice issues, and the Company and the union have both appealed the decision to the NLRB. A decision by the NLRB is not expected for several months, and there can be an appeal from any NLRB decision, either by the Company or by the union. An additional hearing was held before an administrative law judge of the NLRB in November 1997, and the judge ruled against the Company on the unfair labor practice issues involved. The Company has appealed the decision to the NLRB. A final determination of all charges pending may take up to two years; however, management believes, based on an evaluation by counsel, that there is no material financial exposure to the Company.

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

The Company was the defendant in a breach-of-contract / breach-of-warranty lawsuit concerning reactor vessels sold in 1992 in Tarrant County, Texas (Alcon Laboratories, Inc. versus Paul Mueller Company). As a result of a trial that ended September 19, 1997, the Company received an adverse decision, and the final judgment awarded damages, interest, and attorney's fees totaling $1,700,000 to the plaintiff. Management believes the decision was incorrect and, based on the ad-vice of legal counsel, has appealed the decision. As a result of the decision, a provision of $775,000 was made during the third quarter of 1997 for the ultimate resolution of the matter; the related reserve is included as accrued expenses on the Consolidated Condensed Balance Sheets. If the decision is upheld on appeal, the Company's liability will exceed the reserve that has been established.

Management has determined that its manufacturing software and certain internally developed software must be modified to make them Year 2000 compliant. The computer operating system, the financial software sys-tem, and the design engineering system are all Year 2000 compatible. The manufacturing software and certain internally developed software systems have been examined, and approximately 350 files have been identified that will require conversion. Approximately one-third of the files identified have been converted, and testing has been performed to verify that the files are Year 2000 compliant. The conversion and testing of all files should be completed by approxi-mately June 30, 1999. Management does not believe the cost associated with conversion and testing of the files will be material to the Com-pany's financial position or results of operations.

The Company is in the process of surveying its major vendors to ensure that their systems are Year 2000 compliant and that there will be no disruption in the supply of goods or services. Also, the Company is currently assessing its noninformation technology systems within its facilities (plant equipment, telephone system, security system, etc.) to determine the systems that are noncompliant, if any, and the cost necessary to bring them into compliance. The Company's products are Year 2000 compliant or Year 2000 compliance is not an issue.

Looking to the balance of 1998, there are factors that could affect the results of operations. If there is expanded employee partici-pation for an extended period of time in the strike mentioned above, this could have an adverse effect on the level of production and the ability to secure orders. If the Asian financial crisis continues and conditions do not improve, this could have an adverse effect on order entry and sales of Dairy Farm Equipment and certain products included in the Processing Equipment segment that are sold into the Asian mar-ket. The price of stainless steel is projected to remain relatively stable for the balance of the year.

The backlog of sales at June 30, 1998, was $28,300,000 compared to $31,000,000 at June 30, 1997. The June 30, 1998, backlog represents orders that will be completed and shipped over the next twelve months.

FINANCIAL CONDITION

The consolidated financial condition and the liquidity of the Company at June 30, 1998, have not changed significantly since December 31, 1997. During the second quarter of 1998, the Company renewed its bank borrowing facility of $2,000,000 which will expire May 31, 1999, and none of it is currently utilized. There were no material commitments for capital expenditures at June 30, 1998.

PART II  -  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         a. Exhibits

                                                         Sequentially
            Exhibit                                        Numbered
            Number                 Exhibit                    Page
            ------  -------------------------------------  --------
             (27)   Financial Data Schedule..............      12

         b. Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended June 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PAUL MUELLER COMPANY

DATE:  August 7, 1998           /S/         DONALD E. GOLIK
       --------------           --------------------------------------
                                Donald E. Golik, Senior Vice President
                                     and Chief Financial Officer