Form 10-Q
period 1998-09-30
MUELLER PAUL CO
filed 1998-11-10
CIK 68726

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                    ----------------------------------
                                 FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934.  For the quarterly period ended
    September 30, 1998, or

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

Indicate the number of shares outstanding of the issuer's Common Stock as of November 2, 1998: 1,168,021

PART I	-	FINANCIAL INFORMATION

The condensed financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in connection with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. This report reflects all adjust-ments of a normal recurring nature which are, in the opinion of man-agement, necessary for a fair statement of the results for the interim period.

                PAUL MUELLER COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS
                        (Dollars in Thousands)
                               (Unaudited)

                                                   Sept. 30  Dec. 31
                                                     1998      1997
                                                   --------  --------
ASSETS
Current Assets:
  Cash                                             $  2,537  $  3,402
  Available-for-sale investments, at market           8,248     8,347
  Accounts and notes receivable, less reserve
    of $736 at September 30, 1998, and $559
    at December 31, 1997, for doubtful accounts      12,989    16,113
  Inventories (Note 2) -
    Raw materials and components                   $  6,126  $  5,101
    Work-in-process                                   3,343     1,728
    Finished goods                                    2,864     1,203
                                                   --------  --------
                                                   $ 12,333  $  8,032

  Prepayments                                         1,042       475
                                                   --------  --------
      Total Current Assets                         $ 37,149  $ 36,369

Other Assets                                          3,377     3,523

Property, Plant & Equipment, at cost               $ 58,041  $ 54,313
  Less - Accumulated depreciation                    39,279    37,658
                                                   --------  --------
                                                   $ 18,762  $ 16,655
                                                   --------  --------
                                                   $ 59,288  $ 56,547
                                                   ========  ========

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
  Accounts payable                                 $  4,026  $  4,296
  Accrued expenses                                    7,744     6,249
  Advance billings                                    5,507     5,225
                                                   --------  --------
      Total Current Liabilities                    $ 17,277  $ 15,770

Other Long-Term Liabilities                             935     1,100

Contingencies (Note 4)

Shareholders' Investment:
  Common Stock, par value $1 per share --
    Authorized 20,000,000 shares --
    Issued 1,342,325 shares                        $  1,342  $  1,342
  Preferred Stock, par value $1 per share --
    Authorized 1,000,000 shares --
    No shares issued                                      -         -
  Paid-in surplus                                     4,307     4,307
  Retained earnings                                  37,981    36,582
                                                   --------  --------
                                                   $ 43,630  $ 42,231
Less - Treasury stock, 174,304 shares at
       September 30, 1998, and December 31, 1997,
       at cost                                        2,554     2,554
                                                   --------  --------
                                                   $ 41,076  $ 39,677
                                                   --------  --------
                                                   $ 59,288  $ 56,547
                                                   ========  ========

 The accompanying notes are an integral part of these balance sheets.

                PAUL MUELLER COMPANY AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME
           (Dollars in Thousands Except Per Share Amounts)
                             (Unaudited)

                               Three Months Ended   Nine Months Ended
                                  September 30        September 30
                               ------------------  ------------------
                                 1998      1997      1998      1997
                               --------  --------  --------  --------
Net Sales                      $ 25,126  $ 23,404  $ 67,360  $ 62,480
Cost of Sales                    19,156    18,418    49,722    47,864
                               --------  --------  --------  --------
    Gross Profit               $  5,970  $  4,986  $ 17,638  $ 14,616
Selling, General and
  Administrative Expenses         4,453     4,217    12,973    12,351
                               --------  --------  --------  --------
    Operating Income           $  1,517  $    769  $  4,665  $  2,265

Other Income (Expense):
  Interest income              $    103  $    172  $    297  $    548
  Interest expense                   (2)       (2)      (12)       (7)
  Other, net                          7      (529)      169      (205)
                               --------  --------  --------  --------
                               $    108  $   (359) $    454  $    336
                               --------  --------  --------  --------

Income from Operations before
  Provision for Income Taxes   $  1,625  $    410  $  5,119  $  2,601
Provision for Income Taxes          508        50     1,617       758
                               --------  --------  --------  --------
    Net Income                 $  1,117  $    360  $  3,502  $  1,843
                               ========  ========  ========  ========

Earnings per
  Common Share (Note 3)          $ 0.96    $ 0.31    $ 3.00    $ 1.58
                                 ======    ======    ======    ======

   The accompanying notes are an integral part of these statements.

                PAUL MUELLER COMPANY AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                       (Dollars in Thousands)
                            (Unaudited)

                                                   Nine Months Ended
                                                     September 30
                                                 --------------------
                                                   1998        1997
                                                 --------    --------
Cash Flows from Operating Activities:
  Net income                                     $  3,502    $  1,843
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Bad debt (recovery)                                (5)        (24)
    Depreciation and amortization                   1,932       1,692
    (Gain) on sales of fixed assets                    (7)         (9)
    Changes in assets and liabilities -
      Decrease in interest receivable                  83          57
      Decrease (increase) in accounts
        and notes receivable                        3,129      (1,578)
      (Increase) in inventory                      (4,301)     (5,423)
      (Increase) in prepayments                      (567)       (143)
      Decrease (increase) in other assets             103         (57)
      (Decrease) increase in accounts payable        (270)      1,859
      Increase in accrued expenses                  1,495         869
      Increase in advance billings                    282       2,504
      (Decrease) in long-term liabilities            (165)       (224)
                                                 --------    --------
        Net Cash Provided by Operations          $  5,211    $  1,366

Cash Flows Provided (Requirements) from
Investing Activities:
  Proceeds from maturities of investments        $ 10,485    $ 12,990
  Purchases of investments                        (10,469)    (10,305)
  Proceeds from sale of equipment                       9          12
  Additions to property, plant and equipment       (3,999)     (2,719)
                                                 --------    --------
        Net Cash (Required) from
          Investing Activities                   $ (3,974)   $    (22)

Cash Flows (Requirements) from
    Financing Activities:
  Dividends paid                                 $ (2,102)   $ (2,102)
                                                 --------    --------
        Net Cash (Required) by
          Financing Activities                   $ (2,102)   $ (2,102)
                                                 --------    --------
Net (Decrease) in Cash                           $   (865)   $   (758)

Cash at Beginning of Period                         3,402       2,221
                                                 --------    --------
Cash at End of Period                            $  2,537    $  1,463
                                                 ========    ========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                     $     14    $      9
    Income taxes                                    1,372       1,534

   The accompanying notes are an integral part of these statements.

                PAUL MUELLER COMPANY AND SUBSIDIARIES
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1998 AND 1997
                             (Unaudited)

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

   Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time, interim LIFO determinations, in-cluding those at September 30, 1998, must necessarily be based on management's estimate of expected year-end inventory levels and costs. Since estimates of future inventory levels and prices are subject to many factors beyond the control of management, interim financial results are subject to final year-end LIFO inventory amounts. Accordingly, inventory components reported for the period ending September 30, 1998, are estimates based on manage-ment's knowledge of the Company's production cycle, the costs associated with this cycle, and the sales and purchasing volume of the Company.

3. The net income per share of common stock has been computed on the basis of weighted average shares outstanding: 1,168,021 for periods ended September 30, 1998, and September 30, 1997. There are no dilutive securities.

4. The Company was the defendant in a breach-of-contract/breach-of-warranty lawsuit concerning reactor vessels sold in 1992 in Tarrant County, Texas (Alcon Laboratories, Inc. versus Paul Mueller Company). As a result of a trial that ended September 19, 1997, the Company received an adverse decision, and the final judgment awarded damages, interest, and attorney's fees totaling $1,700,000 to the plaintiff. Management believes the decision was incorrect and, based on the advice of legal counsel, has appealed the decision. As a result of the decision, a provision of $775,000 was made during the third quarter of 1997 for the ul-timate resolution of the matter; the related reserve is included as accrued expenses on the Consolidated Condensed Balance Sheets. If the decision is upheld on appeal, the Company's liability will exceed the reserve.

   The Company is a defendant in another lawsuit pending at Septem-ber 30, 1998. In the opinion of management, after consultation with legal counsel, the outcome of this lawsuit will not have a material adverse effect on the Company's consolidated financial statements.

   The Company currently employs approximately 880 people, of which nearly 400 are represented by the Sheet Metal Workers Union. The International Union called a strike beginning July 25, 1995, and currently 20 employees are participating.

                PAUL MUELLER COMPANY AND SUBSIDIARIES
              MANAGEMENT'S ANALYSIS OF OPERATING RESULTS
                       AND FINANCIAL CONDITION

The following is Management's Discussion and Analysis of the signifi-cant factors which have affected the Companies' earnings during the periods included in the accompanying Consolidated Condensed State-ments of Income.

The information discussed below in Management's Discussion and Analy-sis of Operating Results and Financial Condition contains statements regarding matters that are not historical facts, but rather are forward-looking statements. These statements are based on current financial and economic conditions and current expectations, and involve risk and uncertainties. Actual future results may differ materially depending on a variety of factors. These factors, some of which are identified in the discussion accompanying such forward-looking statements, include, but are not limited to, milk prices paid to dairy farmers, feed prices, weather conditions, dairy farm consolidation and other factors affecting the profitability of dairy farmers, the price of stainless steel, actions of competitors, labor strife, the Company's execution of internal performance plans and plans to become Year 2000 compliant, economic conditions in key ex-port markets, the level of capital expenditures in the U.S. economy, and other changes to business conditions.

OPERATING RESULTS

Net sales for the three months ended September 30, 1998, were $25,126,000 versus $23,404,000 for the three months ended September 30, 1997. Both Processing Equipment and Dairy Farm Equipment sales were higher during the third quarter of 1998 compared to the third quarter of 1997, with 80% of the improvement attributable to Pro-cessing Equipment. The improvement in Processing Equipment was primarily attributable to shipments of custom-fabricated Beverage Equipment to an international customer. Higher sales of Dairy Farm Equipment were related to the domestic market, as export shipments declined approximately 20% from the third quarter of 1997. Domes-tically, higher milk prices and lower feed costs contributed to the improvement in Dairy Farm Equipment sales, while export shipments lagged due principally to the continuing effects of a strong dollar in key markets, coupled with economic problems in Asia and other foreign markets.

The gross profit rate for the quarter ended September 30, 1998, was 23.8% versus 21.3% for the comparable quarter of the prior year. The higher gross profit rate was due to increased sales volume, coupled with higher gross margins principally in custom-fabricated Processing Equipment. Gross margins were higher due to a higher-quality backlog and better labor efficiency in the factory as a result of a favorable workload level and improvements in the manufacturing processes.

Selling, general, and administrative expenses were $236,000 higher for the third quarter of 1998 versus the third quarter of 1997.
Costs were higher for personnel, incentives, advertising, sales pro-motions, and product development.

With respect to Other Income (Expense) for the third quarter ended September 30, 1998, interest income decreased due to a lower level of investable funds available and a lower overall average interest rate during the third quarter of 1998 versus the comparable period in 1997. During the third quarter of 1997, a provision of $775,000 was recorded as the result of an adverse legal decision, which is on appeal and is discussed below and in Note 4 to the Condensed Finan-cial Statements. This is the primary reason for the significant change in Other, net when comparing 1998 to 1997.

The effective tax rate for the third quarter of 1998 and 1997 varied from the statutory tax rate (34%) primarily as a result of tax-exempt interest and the lower effective rate for the Foreign Sales Corpora-tion.

Net sales for the nine months ended September 30, 1998, were $67,360,000 versus $62,480,000 for the comparable period in 1997. Processing Equipment sales were higher by $6,282,000, while Dairy Farm Equipment sales were lower by $1,402,000. The increase in sales of Processing Equipment was exclusively due to custom-fabricated Processing Equipment, as the backlog was 30% higher at the beginning of 1998 than at the beginning of 1997. Also, order entry for all Processing Equipment products for the first nine months of 1998 was $2,100,000 higher than during the first nine months of 1997. Lower sales were recorded for Dairy Farm Equipment for the nine months ended September 30, 1998, as compared to the same period of a year ago, with about 90% of the variance occurring in export sales. The decline in domestic sales of Dairy Farm Equipment occurred in the first half of 1998 and was the result of a lower backlog at December 31, 1997, compared to December 31, 1996, coupled with soft market conditions due to relatively low milk prices, unfavorable weather conditions, and concerns about feed costs and the government's in-volvement in the domestic milk market. Lower export sales of Dairy Farm Equipment are attributable to a lower backlog going into 1998 and the continuing effects of a strong U.S. dollar in key markets, coupled with economic problems in Asia and other foreign markets.

The gross profit rate for the nine months ended September 30, 1998, was 26.2% compared to 23.4% for the same period of a year ago. Im-rovement in the gross profit rate was a result of the higher volume of shipments coupled with higher gross margins. The higher gross margins related to custom-fabricated Processing Equipment, as the quality of the backlog was higher and factory labor efficiency improved due to a favorable workload level and improvements in the manufacturing process.

Selling, general, and administrative expenses were higher for the first nine months ended September 30, 1998, over the comparable period of a year ago by $622,000. The increase was due to person-nel costs, incentives, sales meeting expense, travel, and product development activities.

With respect to Other Income (Expense), interest income was lower for the first nine months of 1998 compared to the first nine months of 1997, as the level of investable funds and the average interest rate were both lower. Other, net was $169,000 for the first nine months of 1998 versus an expense of $205,000 for the first nine months of 1997. The significant difference was the provision of $775,000 made during the third quarter of 1997 as the result of an adverse legal decision discussed below.

The effective tax rate for the nine months ended September 30, 1998 and 1997, varied from the statutory tax rate (34%) primarily as a result of tax-exempt interest and the lower effective rate for the Foreign Sales Corporation.

As previously reported, the labor contract with the Sheet Metal Workers Union (which covers a portion of the employees at the Spring-field, Missouri, plant) expired on June 11, 1994. Negotiations with union representatives continued until an impasse was reached, and the Company implemented specific provisions of its final offer effective September 19, 1994. In November 1994, the Regional Director of the National Labor Relations Board (NLRB) also concluded that a lawful impasse had been reached in negotiations prior to the Company's im-plementation of its offer.

However, on December 22, 1994, the Regional Director of the NLRB issued an unfair labor practice complaint against the Company for refusing to supply information to union representatives about the personal health insurance claims of individual employees and their dependents and reversed his previous decision regarding the imple-mentation of changes in wages and benefits. A hearing on these and other unfair labor practice issues was held during August 1996 by an administrative law judge of the NLRB, who ruled against the Company on some unfair labor practice issues, and the Company and the union have both appealed the decision to the NLRB. A decision by the NLRB is not expected for several months, and there can be an appeal from any NLRB decision, either by the Company or by the union. An addi-tional hearing was held before an administrative law judge of the NLRB in November 1997, and the judge ruled against the Company on the unfair labor practice issues involved. The Company has appealed the decision to the NLRB. A final determination of all charges pending may take up to two years; however, management believes, based on an evaluation by counsel, that there is no material financial exposure to the Company.

The Company currently employs approximately 880 people, of which nearly 400 at the Springfield, Missouri, facility are represented by the Sheet Metal Workers Union. The International Union called a strike which began on July 25, 1995, and the largest number of em-ployees participating was approximately 185 during the fourth quarter of 1995. A substantial number of employees returned to work during 1996, and currently there are only 20 employees participating. No action has been taken by the union to prevent nonstriking employees from working.

The Company has implemented the provisions of its revised and final offer effective April 1, 1996, which remains open for the union's acceptance, and no further negotiations are scheduled.

The Company has facilities located in Springfield, Missouri, and Osceola, Iowa. There are approximately 780 employees assigned to the Springfield facility, and there are an additional 100 employees at the Osceola facility, none of which are represented by a labor union.

The Company was the defendant in a breach-of-contract/breach-of-warranty lawsuit concerning reactor vessels sold in 1992 in Tarrant County, Texas (Alcon Laboratories, Inc. versus Paul Mueller Company). As a result of a trial that ended September 19, 1997, the Company received an adverse decision, and the final judgment awarded damages, interest, and attorney's fees totaling $1,700,000 to the plaintiff. Management believes the decision was incorrect and, based on the advice of legal counsel, has appealed the decision. As a result of the decision, a provision of $775,000 was made during the third quar-ter of 1997 for the ultimate resolution of the matter; the related reserve is included as accrued expenses on the Consolidated Condensed Balance Sheets. If the decision is upheld on appeal, the Company's liability will exceed the reserve that has been established.

The Year 2000 issue exists because many computer systems and applica-tions, including those imbedded in equipment and facilities, use two-digit rather than four-digit date fields to designate an applicable year. Any of the Company's computer systems or plant equipment sys-tems that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing a disruption of operations.

Management began the process of assessing the Year 2000 issues in July of 1997. The AS/400 computer operating system was upgraded in November 1997 as a result of the need for enhanced functionality, and it is Year 2000 compliant. The financial software system and the design engineering system are both Year 2000 compatible, but the manufacturing software and certain internally developed software must be modified to make them Year 2000 compliant. The manufacturing software and certain internally developed software systems have all been examined, and approximately 350 files have been identified that will require remediation. Fifty-five percent of the files identi-fied have been remediated, and testing has been performed to verify that the files are Year 2000 compliant. The files and associated code are tested in isolation to verify proper performance. After successful testing, the remediated files are placed into production with all other files to insure that they perform properly. The reme-diation and testing of the balance of the files should be completed by June 30, 1999.

The cost associated with the remediation and testing effort will con-sist primarily of personnel costs that are expensed as incurred and funded through operating cash flows. Personnel costs incurred in 1997 for the project were approximately $27,000, and these costs are estimated to be about $200,000 and $82,000 in 1998 and 1999, respec-tively. Management has also purchased approximately $30,000 of software and hardware for the project, which have been capitalized and are being amortized and depreciated in accordance with Company policy.

Management is in the process of surveying companies with which it has important commercial relationships (major vendors and customers) to insure that their systems are Year 2000 compliant and that there will be no disruption in the supply of goods or services or disrup-tion of sales and payments. Management is in the process of asses-sing its noninformation technology systems within its facilities.
All equipment has been identified and their manufacturers surveyed. To date, about 75% have confirmed that their equipment is Year 2000 compliant, and follow-up continues on the balance of the manufac-turers. Management is also monitoring the progress of its outside suppliers of utilities and phone service to insure that they will be Year 2000 compliant. The Company's products are Year 2000 compliant, or Year 2000 compliance is not an issue.

Management does not believe that there is a significant risk of non-compliant internal systems. Based on internal assessments and the work completed to date, management believes that the Year 2000 issue should not pose significant operational problems or have a material impact on the Company's consolidated financial position, results of operations, or cash flow. Files that are being remediated are being put into production, which provides the opportunity to determine any noncompliance problems. Additionally, a more comprehensive system test will be performed after all remediation has been completed. Management believes that any noncompliance from internal systems would be isolated and could be remedied without a major disruption of operations.

Management believes that the key risk factors associated with the Year 2000 are those they cannot directly control, primarily the read-iness of key suppliers. The failure of a critical third-party vendor to be Year 2000 compliant could significantly disrupt operations. Management intends to closely monitor the progress of key vendors as to their Year 2000 compliance and to assess the potential impact on the Company. Essential raw materials used in production are normally stocked, and stocking levels could be increased if there are indica-tions of potential problems. Additionally, management will identify alternate sources of supply to insure that there is no disruption in the flow of materials used in production.

The forecast of cost and the date on which management believes it will complete its Year 2000 modifications are based on its best es-timate which, in turn, were based on numerous assumptions of future events, including continued availability of resources and other factors. Management cannot be sure that these estimates will be achieved, and actual results could differ from those anticipated.

Looking to the balance of 1998, there are factors that could affect the results of operations. If there is expanded employee participa-tion for an extended period of time in the strike mentioned above, this could have an adverse effect on the level of production and the ability to secure orders. With respect to international sales, the effect of the strong dollar, the Asian financial crisis, and economic problems in other foreign markets may have an adverse effect on order entry and sales of Dairy Farm Equipment and Processing Equipment.
The price of stainless steel is projected to remain relatively stable for the balance of 1998, but expectations are for price increases in 1999.

The backlog of sales at September 30, 1998, was $22,600,000 compared to $28,300,000 at June 30, 1998, and $27,500,000 at September 30,
1997. The September 30, 1998, backlog represents orders that will be completed and shipped over the next twelve months.

FINANCIAL CONDITION

The consolidated financial condition and the liquidity of the Company at September 30, 1998, have not changed significantly since December 31, 1997. There are no significant commitments for capital expendi-tures at September 30, 1998.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

          a. Exhibits
                                                         Sequentially
             Exhibit                                       Numbered
             Number                 Exhibit                  Page
             ------  ------------------------------------  --------
              [S]    [C]                                      [C]
              (10)   a. Paul Mueller Company Employee
                        Benefit Plan, amended and re-
                        stated effective March 22, 1995,
                        and adopted by the Trustees on
                        April 14, 1995, was attached as
                        Exhibit (10), page 10, of the
                        Company's Form 10-Q for the quar-
                        ter ended March 31, 1995, and is
                        incorporated herein by reference.
                        The First Amendment, adopted by
                        the Trustees on October 12, 1995,
                        was attached as Exhibit  (10),
                        page 25, of the Company's Form
                        10-Q for the quarter ended Septem-
                        ber 30, 1995, and is incorporated
                        herein by reference.  The Second
                        Amendment, effective April 1,
                        1996, and executed on May 15,
                        1996, was attached as Exhibit
                        (10), page 11, of the Company's
                        Form 10-Q for the quarter ended
                        June 30, 1996, and is incorpo-
                        rated herein by reference.

                        1) The Third Amendment, effective
                           February 1, 1997, was executed
                           on June 2, 1997...............      13

                        2) The Fourth Amendment was exe-
                           cuted on August 5, 1998.......      14

                     b. Paul Mueller Company Employee
                        Benefit Plan, amended and re-
                        stated effective June 1, 1998,
                        and adopted by the Trustees on
                        August 5, 1998...................      33

              (27)   Financial Data Schedule.............     131

          b. Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended September 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            PAUL MUELLER COMPANY

DATE:  November 2, 1998     /S/           DONALD E. GOLIK
       ----------------     ------------------------------------------
                            Donald E. Golik, Senior Vice President and
                                      Chief Financial Officer