Form 10-K405
period 1998-12-31
MUELLER PAUL CO
filed 1999-03-23
CIK 68726

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                 ----------------------------------
                              FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the fiscal year ended: December 31, 1998

Commission File Number:  0-4791

                        PAUL MUELLER COMPANY
--------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

                              Missouri
--------------------------------------------------------------------
   (State or other jurisdiction of incorporation or organization)

                             44-0520907
--------------------------------------------------------------------
               (I.R.S. Employer Identification No.)

         1600 West Phelps, Springfield, Missouri    65802
--------------------------------------------------------------------
        (Address of principal executive offices)  (Zip Code)

                           (417) 831-3000
--------------------------------------------------------------------
        (Registrant's telephone number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

-----------------------  -------------------------------------------
 (Title of each class)   (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

                Common Stock par value $1 per share
--------------------------------------------------------------------
                          (Title of class)

Indicate by check mark whether the Registrant (1) has filed all re-ports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

The aggregate market value of the voting stock of the Registrant held by nonaffiliates on February 26, 1999, was $35,320,167. As of March 12, 1999, there were 1,168,021 shares of common stock, $1 par value, of the Registrant outstanding.

Portions of the Proxy Statement for the annual meeting of shareholders to be held May 3, 1999, are incorporated by reference into Part III.

PART I

ITEM 1. - DESCRIPTION OF BUSINESS

     A.   GENERAL DEVELOPMENT OF BUSINESS

          The Registrant was incorporated under the laws of Missouri in 1946 as the successor to a business begun in 1940 to perform general sheet metal work, primarily for the building industry. In the mid-1940's, the Registrant expanded its operations to include the manufacture of poultry processing equipment and stainless steel cheese-making vats for dairy plants. The Registrant, in 1955, began manufacturing stain-less steel milk coolers for dairy farms and in 1960 began manufacturing stainless steel storage tanks and discontinued its sheet metal operations. The Registrant purchased a water purification product line in January 1987. Today, the Registrant is one of the world's largest manufacturers of milk coolers for dairy farms. The Registrant is also one of the nation's leading manufacturers of custom-made stainless steel processing equipment for the food, dairy, beverage, chemical, pharmaceutical, and other industries. The Regis-trant's products are incorporated into a wide variety of industrial applications, including food and beverage pro-cessing, pharmaceutical and chemical processing, water distillation, heat transfer, HVAC, heat recovery, process cooling, and thermal energy storage. The Registrant opened a microbrewery and brewpub operation in December 1997 to showcase its brewery technology capability and expand its marketing of brewery systems.

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

          The Registrant entered into a license agreement in February 1994 under which it acquired the rights to manufacture and market evaporator assemblies used in liquid-ice systems. The agreement provides the Registrant an exclusive license to manufacture and to sell or to sublicense its rights for the following applications: HVAC; gas turbine; process cooling of food and chemicals; and concentration of milk, fruit juices and acid solutions. The exclusive license is restricted to specific territories defined by application. The license is exclusive until expiration of the patents, but may become nonexclusive if royalties fail to equal specified minimum levels for any calendar year. The Registrant is also the sole licensee of the technology for milk cooling on dairy farm applications with no minimum annual royalties required. The Registrant began manufac-turing and marketing equipment in 1995.

          The Registrant has a license agreement with a Dutch company for the production and sale of Dairy Farm Equipment in Europe, which provides royalties for the Registrant. The license will terminate March 31, 2000, unless it is extended by agreement of the parties.

          The Registrant formed Mueller Field Operations, Inc., a wholly owned subsidiary, during 1998 to perform field fabrication, installation, and erection services.

     B.   FINANCIAL INFORMATION ABOUT SEGMENTS

          Information about the earnings data by segment and sales by product category are covered in Note 5 of the Notes to Consolidated Financial Statements found in Part II, Item 8, and is incorporated herein by reference.

     C.   NARRATIVE DESCRIPTION OF BUSINESS

          The Registrant's segments include Dairy Farm Equipment and Industrial Equipment.

          The Dairy Farm Equipment segment includes standard products that are built to stock and are available for sale from inventory. The Dairy Farm Equipment segment sells milk cooling and storage equipment and accessories, refrigeration units, and heat recovery equipment for use on dairy farms to independent dealers for resale. Sales are made to the domestic and export markets.

          The Industrial Equipment segment includes products that are designed and built to customer specifications. The Industrial Equipment segment sells the following products directly to industrial customers: food, beverage, chemical, and pharmaceutical processing equipment; tank components; industrial heat transfer equipment; pure water equipment; thermal energy storage equipment; and commercial refrigera-tion equipment. Food processing equipment includes stain-less steel storage and mixing tanks, food processors, cookers and coolers, and a variety of other custom-fabricated tanks. Beverage processing equipment includes stainless steel storage and fermentation tanks, brewhouse equipment, and other special equipment for breweries, wineries, distilleries, and soft-drink bottlers. Chemical and pharmaceutical processing equipment includes stainless steel and other alloy pressure vessels. Other industrial equipment products include water purification equipment, heat transfer equipment, thermal energy storage equipment, and commercial refrigeration equipment.

          The Industrial Equipment segment includes sales to the domestic and export markets.

          Raw materials used in the fabrication of Registrant's products are readily available from sources in the United States. The Registrant purchases a component from a German vendor under a sales and supply agreement for its heat transfer product line.

          Patents held by the Registrant generally are not considered significant to the successful conduct of each segment's business. Trademarks are registered for the Registrant's name for certain products sold in the Industrial Equipment segment and for the products sold in the Dairy Farm Equip-ment segment in the key markets served by the Registrant. Trademarks are considered significant to the successful conduct of the Dairy Farm Equipment segment business. Key license agreements that are maintained by the Registrant have been discussed in Section A above.

          In general, the seasonality of the Registrant's business segments is not material.

          The Registrant carries a significant inventory of standard sizes of stainless steel coil and plate used in the manu-facture of its products. For some Industrial Equipment orders, stainless steel is specifically ordered for the project. The Registrant provides extended payment terms primarily for export orders with payment secured generally by a letter of credit and to qualifying domestic Dairy Farm Equipment distributors. The Registrant requires down pay-ments and/or progress payments on significant Industrial Equipment orders.

          Sales of the Registrant's products are distributed among several customers, and sales to any one customer are not significant to total consolidated sales. Sales to any one customer did not exceed 10% of the Registrant's consolidated sales during 1998.

          The backlog of sales was approximately $29,958,000 at February 28, 1999, compared to approximately $29,898,000 at February 28, 1998. It is anticipated that substantially all of the February 28, 1999, backlog will be shipped during the current fiscal year.

          In the Industrial Equipment segment, there are several competitors, most of which are smaller than the Registrant. Many Industrial Equipment projects are bid among several possible suppliers, which tends to make pricing very com-petitive. The principal methods of competition are price, quality, delivery and service. In the Dairy Farm Equipment segment, there are relatively few competitors, and the Registrant is one of the largest manufacturers of farm milk coolers in the world.

          During 1998, stainless steel prices remained relatively flat compared to the prior year. Stainless steel prices are projected to be higher during 1999 due to announced price increases by the mills. Also, the dumping suits filed in 1998 by the domestic stainless steel producers will tend to restrict the inflow of lower-priced foreign steel.

          The Registrant spent $978,900 in 1998, $719,200 in 1997,
          and $653,200 in 1996 on research activities relating to the development of new products or services and the improvement of existing products or services. Fourteen full-time admin-istrative employees are engaged in this activity.

          It is not anticipated that compliance with Federal, State and local provisions, which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, will have a material effect upon the capital expenditures, earnings or competitive position of the Registrant and its subsidiaries.

          The number of employees at December 31, 1998, was 854.

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

          However, on December 22, 1994, the Regional Director of the NLRB issued an unfair labor practice complaint against the Registrant for refusing to supply information to union representatives about the personal health insurance claims of individual employees and their dependents and reversed his previous decision regarding the implementation of changes in wages and benefits. A hearing on these and other unfair labor practice issues was held during August 1996 by an administrative law judge of the NLRB, who ruled against the Registrant on some unfair labor practice issues, and the Registrant and the union have both appealed the decision to the NLRB. A decision by the NLRB is not expected for several months, and there can be an appeal from any NLRB decision, either by the Registrant or by the union. An additional hearing was held before an administrative law judge of the NLRB in November 1997, and the judge ruled against the Registrant on the unfair labor practice issues involved. The Registrant has appealed the decision to the NLRB. A hearing was held before an administrative law judge of the NLRB in December of 1998, and the judge ruled against the Registrant on one minor issue, which it will not appeal. The union has appealed the other decisions to the NLRB. A final determination of all charges pending may take up to two years; however, management believes, based on an evaluation by counsel, that there is no material finan-cial exposure to the Registrant.

          The Registrant currently employs about 860 people, of which approximately 380 at the Springfield, Missouri, facility are represented by the Sheet Metal Workers Union. The International Union called a strike which began on July 25, 1995, and the largest number of employees participating was approximately 185 during the fourth quarter of 1995. A substantial number of employees returned to work during 1996, and currently there are only 20 employees partici-pating. No action has been taken by the union to prevent nonstriking employees from working.

          The Registrant has implemented the provisions of its revised and final offer effective April 1, 1996, which remains open for the union's acceptance, and no further negotiations are scheduled.

          The Registrant has facilities located in Springfield, Missouri, and Osceola, Iowa. There are approximately 760 employees assigned to the Springfield facility, and there are an additional 100 employees at the Osceola facility, none of which are represented by a labor union.

     D. FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

          Information about the amounts of export sales is covered in
          Note 5 of the Notes to Consolidated Financial Statements found in Part II, Item 8, and is incorporated herein by reference.

ITEM 2. - PROPERTIES

     The Registrant's primary domestic manufacturing facilities are located in Springfield, Missouri, and occupy approximately 720,000 square feet on 50 acres of land. These facilities are owned by the Registrant, as is all of the equipment it uses.
     The original section of the present Springfield plant was built in 1950 and consisted of 23,720 square feet. Since then, the Registrant has added to this facility many times in the course of a continuing program for enlarging and modernizing its facilities and increasing its capabilities. The last addition of approxi-mately 14,100 square feet was made in 1981. In February 1987, the Registrant acquired an additional manufacturing facility in Osceola, Iowa, which contains approximately 216,000 square feet.

     In February 1997, the Registrant purchased land and a building, which contains about 21,000 square feet, in downtown Springfield, Missouri, for the purpose of operating a microbrewery and brew-pub.

ITEM 3. - LEGAL PROCEEDINGS

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business or matters for which insurance coverage is adequate, which involves the Registrant, nor is any director, officer or any management security holder involved in any litigation that could adversely affect the Registrant.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Registrant did not submit any matter to a vote of security holders, through a solicitation of proxies or otherwise, during the fourth quarter of 1998

ITEM 10. (from PART III) - EXECUTIVE OFFICERS OF THE REGISTRANT

            Name          Age       Position(s) with Registrant
     -------------------  ---  -------------------------------------
     Paul Mueller<F1>     83   Chairman of the Board and Director
     Daniel C. Manna<F1>  52   President and Director
     Donald E. Golik<F1>  55   Senior Vice President and Chief Finan-
                               cial Officer, Secretary and Director

<F1> Individual has been employed by the Registrant through the past five years.

     Each of the above officers was elected to serve until the next annual meeting of the Board of Directors, which will be held on May 3, 1999, and until his successor shall have been duly elected and qualified or until his earlier resignation or removal.

PART II

ITEM 5. - MARKET FOR THE REGISTRANT'S COMMON STOCK AND
          RELATED SECURITY HOLDER MATTERS

     The Registrant's common stock is traded on The Nasdaq Stock
     Market(R) under the symbol MUEL. As of December 31, 1998, there were approximately 270 shareholders of record and approxi-mately 760 beneficial shareholders.

     Market high and low prices and quarterly cash dividends in 1998 and 1997 were as follows:

                   1998 Quarter Ended                1997 Quarter Ended
             ------------------------------    ------------------------------
             Mar 31  Jne 30  Spt 30  Dec 31    Mar 31  Jne 30  Spt 30  Dec 31
             ------  ------  ------  ------    ------  ------  ------  ------
     MARKET PRICE OF STOCK
     High... 43      41      43-3/4  42        43      39      49-1/2  45
     Low.... 36-3/4  36-1/4  37      36-13/16  36-1/2  34-1/4  37-1/4  36-1/2
     CASH DIVIDENDS
     Declared
     per
     share.. $0.60   $0.60   $0.60   $0.60     $0.60   $0.60   $0.60   $0.60

ITEM 6. - SELECTED FINANCIAL DATA

                      SELECTED FINANCIAL DATA - FIVE-YEAR SUMMARY
                       1998        1997        1996        1995        1994
                   ----------- ----------- ----------- ----------- -----------
     Net sales.... $89,745,547 $86,693,022 $83,950,990 $78,375,636 $79,475,354
     Net income... $ 3,134,301 $ 2,944,540 $ 4,424,019 $ 1,954,653 $ 3,510,966
     Earnings
      per common
      share.......      $ 2.68      $ 2.52      $ 3.79      $ 1.67      $ 3.01
     Weighted
      average
      common
      shares out-
      standing....   1,168,021   1,168,021   1,168,021   1,168,021   1,168,021
     Dividends
      declared
      per common
      share.......      $ 2.40      $ 2.40      $ 2.10      $ 2.00      $ 2.00
     Total assets. $55,137,271 $56,547,290 $53,184,971 $54,678,904 $54,250,236
     Long-term
      debt........ $   161,434 $   161,434 $   161,434 $   161,434 $ 3,153,747

ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain information discussed in Management's Discussion and Analysis of Operating Results and Financial Condition contains statements regarding matters that are not historical facts, but rather are forward-looking statements. These statements are based on current financial and economic conditions and current expectations and involve risk and uncertainties. Actual future results may differ materially depending on a variety of factors. These factors, some of which are identified in the discussion accompanying such forward-looking statements, include, but are not limited to, milk prices, feed costs, weather conditions, dairy farm consolidation and other factors affecting the profit-ability of dairy farmers, the price of stainless steel, actions of competitors, labor strife, the Registrant's execution of internal performance plans, economic conditions in key export markets, the level of capital expenditures in the U.S. economy, and other changes to business conditions.

     OPERATING RESULTS

     Although sales and gross margins were higher for 1998 compared to 1997, these factors were mitigated by an adverse LIFO provision and higher operating expense.

     SALES -- Comparative consolidated sales for the past three years were as follows:

                                                Sales
                                   ------------------------------
                                      (in thousands of dollars)
                                     1998       1997       1996
                                   --------   --------   --------
          Dairy Farm Equipment.... $ 19,193   $ 22,390   $ 19,169
          Industrial Equipment....   70,553     64,303     64,782
                                   --------   --------   --------
                                   $ 89,746   $ 86,693   $ 83,951
                                   ========   ========   ========

     Sales of Dairy Farm Equipment decreased by $3,197,000 during 1998 compared to 1997, with about 46% of the decline attributable to domestic operations and the balance resulting from reduced export sales. Although the average milk price during 1998 was an all-time high and feed costs were reasonable, the number of milk coolers sold in the domestic market was down by 21% from the prior year. The starting backlog of Dairy Farm Equipment for 1998 was 30% lower than the prior year; and during the first half of 1998, there was a soft market due to declining milk prices and unfavorable weather conditions in the major dairying areas of the U.S. Additionally, there were concerns about U.S. governmental involvement in milk prices. Although milk prices increased significantly during the last half of the year and feed costs were reasonable, milk production increased only slightly from the prior year and milk cooling and storage equipment sales lagged. Export sales of Dairy Farm Equipment experienced a de-cline of 23% for 1998, with a 22% decline in the number of milk cooling units sold. The reduction in sales related directly to economic problems in key foreign markets, coupled with a strong U.S. dollar. The decline in export sales was primarily due to decreased sales to countries in South America, Europe, Africa, and North America.

     During 1997, sales of Dairy Farm Equipment increased by $3,221,000 compared to 1996. About 63% of the improvement was attributable to domestic operations, with the balance resulting from increased export sales of Dairy Farm Equipment. Although the average price for milk during 1997 was about 10% lower than the average price during 1996 and feed costs remained relatively high, production did increase in 1997 over the prior year. Domestic sales of Dairy Farm Equipment were aided in 1997 by a favorable backlog at the beginning of 1997, a sales promotion in the fourth quarter of 1997, and an expansion of larger dairy operations, primarily in the southwestern market of the United States. Although the number of milk coolers sold declined slightly in 1997 compared to 1996, there was a significant increase in the average size of domestic milk coolers sold such that the higher unit prices more than offset the effect on sales revenue due to the decline in units. In contrast, export sales of Dairy Farm Equipment included approximately a 16% increase in the number of milk cooler units sold. The improvement in export sales was primarily due to increased sales to countries in North America, South America, Africa, and Europe.

     For 1999, although the milk price is expected to decline from its record high, the milk price on average and feed costs are expected to be at reasonable levels. Domestic dairy farmers experienced a profitable year during 1998; and with reasonable milk prices and feed costs, low interest rates, and low land values anticipated for 1999, conditions are favorable for increased milk production. With respect to the outlook for export sales of Dairy Farm Equipment for 1999, international markets are expected to improve somewhat. This is primarily true for Europe and to some extent in Latin America where cer-tain countries are expected to have improved economic conditions.

     In the domestic Dairy Farm Equipment market, the number of dairy farms continues to decline, as high-production-cost dairies are eliminated. This process leaves fewer dairy farm operations with the need for larger milk cooling and storage capacity. The Registrant is well positioned to meet the cooling and storage requirements for the changing marketplace, and any impact on revenues and profitability will depend upon the rate at which farm consolidation continues.

     During 1998, sales of Industrial Equipment were $70,553,000, an increase of about 10% from the prior year. The improvement was primarily attributable to processing equipment sales, which in-creased by 25% over 1997. The sales improvement was the direct result of a higher backlog of processing equipment at the begin-ning of 1998, coupled with an increase in order entry of over 7% for the whole Industrial Equipment segment during 1998 com-pared to 1997. The increase in processing equipment sales for 1998 primarily related to an export order for brewery equipment. Although most Industrial Equipment product lines recorded sales increases during 1998, some product lines experienced declines due to the impact of the Asian financial crisis.

     During 1997, sales of Industrial Equipment decreased by about $500,000. Industrial Equipment order entry for 1997 was about
     3% lower than for 1996 due to very competitive market conditions. Another significant factor affecting sales of Industrial Equip-ment was the low backlog for processing equipment at the begin-ning of 1997 that was attributable to extremely low order entry during the third quarter of 1996. This translated into a low level of shipments for the first quarter of 1997, from which we were unable to recover during the year. Although order entry for processing equipment was slow for the first quarter of 1997, order entry for the year was 15% higher. However, the timing of the order entry was such that there was not sufficient time to complete and ship the products during 1997. For other Industrial Equipment product lines, sales were adversely affected by aggres-sive price competition; and although we were able to improve sales of some of our product lines, the improvements were not sufficient to increase overall sales for the Industrial Equipment segment.

     Looking forward to 1999, the Industrial Equipment segment back-log, as we start the year, is approximately 11% lower than at the beginning of 1998. Additionally, economic growth is predicted to slow during 1999, as corporate profit margins are expected to deteriorate. Exports are expected to be weak in 1999 due to the strong dollar and the economic problems overseas, and this will have the effect of subduing growth in the U.S. economy. Capital expenditures for 1999 are projected to in-crease, but at a slower rate than in 1998 as companies are expected to reduce costs to maintain cash flow. With the economic outlook projected, we foresee very competitive con-ditions for our Industrial Equipment segment during 1999 with respect to pricing and delivery, particularly for large projects. Although the Asian financial crisis has eased somewhat, it will still have a negative effect on companies located in that region, and construction and capital investment are projected to be weak again in 1999. This could have an adverse impact on order entry and sales of certain products included in the Industrial Equip-ment segment that are sold into the Asian market. Generally, the outlook for foreign economic growth remains sluggish, with Europe being the area most likely to provide some measure of growth during 1999. During 1998, Mueller Field Operations,
     Inc., was established to do field fabrication, erection and installation services. This is a new capability that offers the potential for additional business for the Industrial Equip-ment segment.

     During 1998, stainless steel prices remained relatively flat. However, looking to 1999, it appears the price of stainless steel will be in a state of flux, as mills are attempting to increase prices; but inventories of imported, lower-priced foreign stain-less steel in the United States are continuing to cause pricing pressure.

     As previously reported, the labor contract with the Sheet Metal Workers Union (which covers a portion of the employees at the Springfield, Missouri, plant) expired on June 11, 1994. Exten-sive negotiations were conducted with union representatives, but a new contract was not achieved. The International Union called a strike which began on July 25, 1995, and the largest number of employees participating was approximately 185 during the fourth quarter of 1995. A substantial number of employees returned to work during 1996; and currently, there are only 20 employees participating. No action has been taken by the union to prevent nonstriking employees from working. The Registrant implemented the provisions of its revised and final offer effective April 1, 1996, which remains open for the union's acceptance; and no further negotiations are scheduled.

     The union has filed unfair labor practice complaints against the Registrant; and as a result, hearings were held in August of 1996 and in November of 1997 before an administrative law judge of the National Labor Relations Board (NLRB), and the decisions of both hearings have been appealed to the NLRB. An additional hearing was held before an administrative law judge of the NLRB in December of 1998, and the judge ruled against the Registrant on one minor issue, which it will not appeal.
     The union has appealed the other decisions to the NLRD. A final determination of all charges pending may take up to two years. However, management believes, based on an evaluation by counsel, there is no material financial exposure to the Registrant.

     The Registrant currently employs about 860 people, of which approximately 380 at the Springfield, Missouri, facility are represented by the Sheet Metal Workers Union. The Registrant has facilities located in Springfield, Missouri, and Osceola, Iowa. There are approximately 760 employees assigned to the Springfield facility; and at the Osceola facility, there are an additional 100 employees, none of which are represented by a labor union.

     Sales backlog totaled $22,008,000 at December 31, 1998, versus $25,579,000 and $27,400,000 at the end of 1997 and 1996, respec-
     tively. The backlog of Industrial Equipment was $20,081,000, $22,500,000, and $23,000,000 at the end of 1998, 1997, and 1996,
     respectively, with the remaining balance in each year attribu-table to Dairy Farm Equipment. Substantially all of the December 31, 1998, backlog will be shipped during the current year.

     OPERATING INCOME -- Operating income for 1998 was $3,890,000 versus $3,535,000 for 1997. Although sales and gross profit improved during 1998, operating profit was adversely affected by a LIFO provision and higher operating expenses. The improvement in gross profit was primarily due to processing equipment, as sales were higher than the prior year and gross margins increased due to orders of higher quality, coupled with improved plant labor efficiency. The inventory level at the end of 1998 was greater than at the end of 1997, which required an increase in the required LIFO reserve; and this had the effect of decreasing operating income by $730,000. On the other hand, for 1997, there was a reduction in the required LIFO reserve, and this had the effect of increasing operating income by $440,000. Selling, general, and administrative expenses were higher in 1998 compared to 1997, as expenditures were higher for personnel, manufac-turers' representative's commissions, travel expenses, medical expenses, and product development costs.

     Operating income for 1997 was $3,535,000 versus $5,843,000 for 1996. The factors contributing to the decrease were a signifi-cantly smaller LIFO effect, a lower gross margin rate, and an increase in operating expenses. In 1997, a decline in steel prices resulted in a reduction in the required LIFO reserve, and this had the effect of increasing operating income by $440,000. On the other hand, during 1996, a significant decrease in the inventory levels, coupled with a decline in stainless steel prices, resulted in a reduction of the required LIFO reserve which increased operating income by approximately $1,859,000.
     The gross margin rate was also lower during 1997 compared to 1996 primarily for processing equipment. Competitive market condi-tions, coupled with several complex orders, resulted in lower margins. Operating expenses were also higher in 1997 compared to 1996, as manufacturing burden increased due to increased sales and production inefficiencies. Additionally, selling, general, and administrative expenses were higher in 1997 compared to 1996, as expenditures were higher for personnel, advertising, trade shows, and travel expense due to the increase in marketing acti-vities during the year.

     The profitability of Industrial Equipment is lower than for Dairy Farm Equipment, as generally all Industrial Equipment projects are engineered-to-order. The projects require much greater sup-port from the sales, engineering, and manufacturing areas and a higher degree of skill to fabricate. Also, the risks of manufac-turing are greater because the products are custom-designed and built; and the chances of misinterpretation, errors, and mistakes are, in general, much greater than with a standard product. Many of the Industrial Equipment projects are bid among several possi-ble suppliers, which tends to make pricing very competitive. On the other hand, the Dairy Farm Equipment segment sells standard products, and engineering designs have been well defined and manufacturing methods have been refined for efficiency. The proprietary nature of the products also permits more attractive pricing. There are relatively few competitors, and the Regis-trant is one of the largest manufacturers of dairy farm milk coolers.

     Inflation is a factor that affects the cost of operations, and the Registrant seeks ways to minimize the effect on operating results. To the extent permitted by competitive conditions, higher material prices, labor costs, and operating costs are passed on to the customer by increasing prices. The Registrant uses the LIFO method of accounting for inventories; and under this method, the cost of products sold, as reported in the financial statements, approximates the current replacement cost. Additionally, the Registrant uses accelerated depreciation methods in charging depreciation expense to current operations, which to a certain extent offsets the effect of the increased cost of replacement productive capacity.

     OTHER INCOME (EXPENSE) -- The average level of investable funds and the average interest rate were lower during 1998 compared to 1997, which resulted in a lower level of interest income. Although the average level of investable funds was lower during 1997 compared to 1996, the average interest rate for 1997 was higher, which resulted in a comparable level of interest income. A $3,000,000 Floating Rate Weekly Demand Industrial Development Revenue Bond issue was repaid on December 1, 1996, which reduced interest expense in 1997 and 1998.

     Other, net for 1998 and 1996 was greater than 1997 primarily due to a provision of $775,000 made in 1997 as a result of an adverse decision in a lawsuit. The Registrant was the defendant in a breach-of-contract/breach-of-warranty lawsuit concerning reactor vessels sold in 1992 in Tarrant County, Texas (Alcon Labora-tories, Inc. -vs- Paul Mueller Company). As a result of a trial that ended September 19, 1997, the Registrant received an adverse decision, and the final judgment awarded damages, interest, and attorney's fees totaling approximately $1,700,000 to the plain-tiff. Management believes that this decision was incorrect and, based on advice of legal counsel, has appealed the decision. During 1997, a provision of $775,000 was made for the estimated liability for ultimate resolution of this matter. If the deci-sion is upheld on appeal, the Registrant's liability will exceed the reserve that has been established.

     PROVISION FOR INCOME TAXES -- The effective tax rates for 1998, 1997, and 1996 were 28.5%, 25.4%, and 31.8%, respectively. The effective tax rates for 1998, 1997, and 1996 were below the sta-tutory rate (34%) primarily as a result of the lower effective tax rate for the foreign sales corporation, tax-exempt interest, and tax credits.

     YEAR 2000 ISSUE -- The Year 2000 issue exists because many com-puter systems and applications, including those imbedded in equipment and facilities, use two-digit rather than four-digit date fields to designate an applicable year. Any of the Regis-trant's computer systems or plant equipment systems that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation, causing a disruption of operations.

     Management began the process of assessing the Year 2000 issues in July 1997. The AS/400 computer operating system was upgraded in November 1997 as a result of the need for enhanced function-ality, and it is Year 2000 compliant. The financial software system and the design engineering system are both Year 2000 compatible. The manufacturing software and certain internally developed software must be modified to make them Year 2000 com-pliant. The manufacturing software and certain internally developed software systems have all been examined, and approxi-mately 330 files have been identified that will require remedi-ation. Seventy-five percent of the files identified have been remediated, and testing has been performed to verify that the files are Year 2000 compliant. The files and associated code are tested in isolation to verify proper performance. After successful testing, the remediated files are placed into produc-tion with all other files to insure that they perform properly. Remediation and testing of the balance of the files should be completed by June 30, 1999.

     The cost associated with the remediation and testing effort will consist primarily of personnel costs that are expensed as incurred and funded through operating cash flows. Personnel costs incurred in 1997 and 1998 were approximately $200,000. These costs are estimated to be approximately $70,000 for 1999. Management has also purchased approximately $30,000 of software and hardware for the project, which have been capitalized and are being amortized and depreciated in accordance with Registrant policies.

     Management is in the process of surveying companies with which it has important commercial relationship (major vendors and customers) to insure that their systems are Year 2000 compliant and that there will be no disruption in the supply of goods or services or disruption of sales and payments. Management has completed the assessment of its noninformation technology systems within its facilities, and substantially all equipment has been determined to be compliant. Management is also monitoring the progress of its outside suppliers of utilities and phone service to insure that they will be Year 2000 compliant. The Regis-trant's products are Year 2000 compliant, or Year 2000 compliance is not an issue.

     Management does not believe that there is a significant risk of noncompliant internal systems. Based on internal assessments and the work completed to date, management believes that the Year 2000 issue should not pose significant operational problems or have a material impact on the Registrant's consolidated financial position, results of operations, or cash flow. Files that are being remediated are being put into production, which provides the opportunity to determine any noncompliance problems. Addi-tionally, a more comprehensive system test will be performed after all remediation has been completed. Management believes that any noncompliance from internal systems would be isolated and could be remediated without a major disruption of operations. Management believes that the key risk factors associated with the Year 2000 are those they cannot directly control, primarily the readiness of key suppliers. The failure of a critical third party vendor to be Year 2000 compliant could significantly disrupt operations. Management intends to closely monitor the progress of key vendors as to their Year 2000 compliance and to assess the potential impact on the Registrant. Essential raw materials used in production are normally stocked, and stocking levels could be increased if there are indications of potential problems. Additionally, management will identify alternate sources of supply to insure that there is no disruption in the flow of materials used in production.

     The forecast of cost and the date on which management believes it will complete its Year 2000 modifications are based on its best estimate which, in turn, were based on management's assump-tions of future events, including continued availability of resources and other factors. Management cannot be sure that these estimates will be achieved, and actual results could differ from those anticipated.

     FINANCIAL CONDITION

     LIQUIDITY - CAPITAL RESOURCES -- Working capital was $19,424,000 at December 31, 1998, compared to $20,599,000 at December 31, 1997. The current ratio, a measure of liquidity, was 2.39 at December 31, 1998, versus 2.31 at December 31, 1997. The Regis-trant has no significant amount of long-term debt.

     Net cash provided by operations was $2,495,000 in 1998 compared to $5,473,000 in 1997 and $9,723,000 in 1996. The 1998 cash flow was primarily attributable to net income and to depreciation and amortization expense. The 1997 cash flow was primarily attri-butable to net income, an increase in current liabilities, and depreciation and amortization expense. The 1996 cash flow was primarily attributable to net income, a decrease in inventories, and depreciation and amortization expense.

     Capital expenditures for the most recent three years were $4,769,000 in 1998, $7,777,000 in 1997, and $2,131,000 in 1996.
     Capital expenditures during 1998 included a substantial portion to improve production efficiency and reduce through-put time. The increase in capital expenditures for 1997 compared to the other years related to the establishment of a microbrewery/ brewpub operation in Springfield, Missouri, and the addition of a corporate aircraft. In support of the Registrant's efforts to expand its marketing of brewery systems, the Registrant opened a microbrewery/brewpub operation in December 1997. The operation showcases the Registrant's brewery technology capability, while also functioning as a training and product-development facility for brewery equipment. The corporate aircraft was purchased to facilitate travel primarily in the marketing of the Registrant's products.

     The level of planned expenditures for 1999 is $3,000,000, none of which has been committed as of December 31, 1998. Anticipated expenditures are primarily for plant equipment to maintain qua-lity and improve efficiency. Management has the discretion of lowering the level of expenditures if operating results deviate from budgeted performance.

     The Registrant has a $2,000,000 bank borrowing facility that expires on May 31, 1999, none of which is currently used. Management believes that cash flow provided by operations and the cash and investment position will continue to be sufficient to satisfy the Registrant's working capital requirements, normal capital expenditure levels, and anticipated dividends. A policy of requiring down payments and progress payments on large Indus-trial Equipment orders provides a favorable effect on cash flows. Management expects internally generated funds to be sufficient to finance operations, and this is consistent with historical performance.

     Market risks relating to the Registrant's operations result primarily from changes in foreign-exchange rates, interest rates, as well as stainless steel prices. The Registrant periodically enters into foreign-exchange forward or spot contracts to hedge the exposure to foreign-currency-denominated purchase transactions. Forward contracts generally have maturi-ties of less than three months. Foreign-currency-denominated purchases were $3,700,000, $2,200,000, and $2,000,000 for 1998,
     1997, and 1996, respectively. There were no foreign-exchange forward contracts outstanding or currencies held at December 31, 1998 or 1997. The Registrant's financial instruments that are exposed to interest rate risks consist of available-for-sale investments that are recorded at market value. Available-for-sale investments are maintained in high-quality securities that consist of tax-exempt bonds, taxable bond funds, and taxable and tax-exempt variable rate preferred stock funds. Tax-exempt bonds generally have maturities of from three to twelve months. Unrealized holding gains and losses were not material as of December 31, 1998 or 1997, and there were no significant realized gains or losses during 1998, 1997, or 1996. The Registrant does not use financial instruments for trading purposes. The risk of significant changes in stainless steel pricing for Industrial Equipment segment projects that extend over several months is managed by contracting for the stainless steel at the time the project is obtained.

     Concentration of credit risk, with respect to receivables, is limited due to the large number of customers and their dispersion across a wide geographic area. The Registrant performs credit evaluations of all new customers and periodically reviews the financial condition of existing customers. For Industrial Equipment segment orders, down payments and/or progress payments are generally required based on the dollar value of the order and customer creditworthiness. Foreign receivables generally are secured by irrevocable letters of credit confirmed by a major U.S. bank.

     Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," issued in June 1998 and effective for the Registrant's 1999 fiscal year, is not expected to have a material effect on the Registrant's financial position or results of operations.

ITEM 7.A. - QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Certain information concerning market risk is set forth in Item 7, page 14, and is incorporated herein by reference. Other disclosure requirements are not submitted because they are not applicable or they are not material.

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         CONSOLIDATED BALANCE SHEETS
                         December 31, 1998 and 1997
                                                          1998         1997
                                                      -----------  -----------
ASSETS
------
Current Assets:
Cash and cash equivalents (Note 1)..................  $ 1,358,060  $ 3,401,527
  Available-for-sale investments,
      at market (Note 1)............................    5,254,224    8,347,227
  Accounts and notes receivable, less reserve of
      $641,899 in 1998 and $559,261 in 1997 for
      doubtful accounts (Note 1)....................   16,030,138   16,113,239
  Inventories (Note 1) -
    Raw materials and components....................  $ 6,256,675  $ 5,101,658
    Work-in-process.................................    1,808,244    1,727,815
    Finished goods..................................    2,247,814    1,202,936
                                                      -----------  -----------
                                                     $ 10,312,733  $ 8,032,409
  Prepayments.......................................      437,607      474,430
                                                      -----------  -----------
          Total Current Assets......................  $33,392,762  $36,368,832
Other Assets (Notes 2 and 3)........................    2,955,817    3,523,801
Property, Plant and Equipment - at cost (Note 1) -
  Land and land improvements........................  $ 3,087,283  $ 2,712,112
  Buildings.........................................   13,228,773   12,876,279
  Shop equipment....................................   28,702,060   26,165,326
  Transportation, office and other equipment........   13,016,281   12,118,952
  Construction-in-progress..........................      752,855      440,278
                                                      -----------  -----------
                                                      $58,787,252  $54,312,947
  Less - Accumulated depreciation...................   39,998,560   37,658,290
                                                      -----------  -----------
                                                      $18,788,692  $16,654,657
                                                      -----------  -----------
                                                      $55,137,271  $56,547,290
                                                      ===========  ===========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
Current Liabilities:
  Accounts payable..................................  $ 3,077,192  $ 4,295,684
  Accrued expenses -
    Income taxes (Note 3)...........................      214,520      290,700
    Payrolls........................................    2,532,346    2,125,019
    Vacations.......................................    1,931,177    1,907,269
    Other (Note ....................................    1,700,454    1,926,361
  Advance billings..................................    4,513,524    5,225,012
                                                      -----------  -----------
          Total Current Liabilities.................  $13,969,213  $15,770,045
Other Long-Term Liabilities (Note 2)................    1,159,798    1,100,036
Contingencies (Note 4)
Shareholders' Investment:
  Common stock, par value $1 per share -
      Authorized 20,000,000 shares -
      Issued 1,342,325 shares.......................  $ 1,342,325  $ 1,342,325
  Preferred stock, par value $1 per share -
      Authorized 1,000,000 shares -
      No shares issued..............................            -            -
  Paid-in surplus...................................    4,306,728    4,306,728
  Retained earnings.................................   36,913,240   36,582,189
                                                      -----------  -----------
                                                      $42,562,293  $42,231,242
  Less - Treasury stock, 174,304 shares, at cost....    2,554,033    2,554,033
                                                      -----------  -----------
                                                      $40,008,260  $39,677,209
                                                      -----------  -----------
                                                      $55,137,271  $56,547,290
                                                      ===========  ===========

              The accompanying notes are an integral part of
                    these consolidated balance sheets.

                    CONSOLIDATED STATEMENTS OF INCOME
          For the Years Ended December 31, 1998, 1997 and 1996
                                            1998         1997         1996
                                        -----------  -----------  -----------
Net Sales.............................. $89,745,547  $86,693,022  $83,950,990
Cost of Sales (Note 1).................  68,173,874   66,826,192   62,252,750
                                        -----------  -----------  -----------
  Gross profit......................... $21,571,673  $19,866,830  $21,698,240
Selling, General & Administrative
  Expenses (Note 1)....................  17,682,108   16,331,730   15,855,134
                                        -----------  -----------  -----------
  Operating income..................... $ 3,889,565  $ 3,535,100  $ 5,843,106
Other Income (Expense):
  Interest income...................... $   403,564  $   704,965  $   710,324
  Interest expense.....................     (14,635)     (15,930)    (107,619)
  Other, net (Note 4)..................     104,807     (276,595)      44,208
                                        -----------  -----------  -----------
                                        $   493,736  $   412,440  $   646,913
                                        -----------  -----------  -----------
      Income before provision
        for income taxes............... $ 4,383,301  $ 3,947,540  $ 6,490,019
Provision for Income Taxes (Note 3)....   1,249,000    1,003,000    2,066,000
                                        -----------  -----------  -----------
Net Income............................. $ 3,134,301  $ 2,944,540  $ 4,424,019
                                        ===========  ===========  ===========
Basic Earnings per
  Common Share (Note 1)................      $ 2.68       $ 2.52       $ 3.79
                                             ======       ======       ======

             The accompanying notes are an integral part of
                     these consolidated statements.

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
          For the Years Ended December 31, 1998, 1997 and 1996
               Common Stock                                 Treasury Stock
           --------------------   Paid-in    Retained   ---------------------
            Shares      Amount    Surplus    Earnings    Shares      Amount
           ---------  ---------  ---------  ----------  --------   ----------
                         $'s        $'s         $'s                    $'s
Balance,
12-31-95   1,342,325  1,342,325  4,306,728  34,469,724  (174,304)  (2,554,033)

Add
(Deduct):
Net income         -          -          -   4,424,019         -            -
Dividends,
$2.10 per
common
share              -          -          -  (2,452,844)        -            -
           ---------  ---------  ---------  ----------  --------   ----------
Balance,
12-31-96   1,342,325  1,342,325  4,306,728  36,440,899  (174,304)  (2,554,033)

Add
(Deduct):
Net income         -          -          -   2,944,540         -            -
Dividends,
$2.40 per
common
share              -          -          -  (2,803,250)        -            -
           ---------  ---------  ---------  ----------  --------   ----------
Balance,
12-31-97   1,342,325  1,342,325  4,306,728  36,582,189  (174,304)  (2,554,033)

Add
(Deduct):
Net income         -          -          -   3,134,301         -            -
Dividends,
$2.40 per
common
share              -          -          -  (2,803,250)        -            -
           ---------  ---------  ---------  ----------  --------   ----------
Balance,
12-31-98   1,342,325  1,342,325  4,306,728  36,913,240  (174,304)  (2,554,033)
           =========  =========  =========  ==========  ========   ==========

              The accompanying notes are an integral part of
                      these consolidated statements.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Years Ended December 31, 1998, 1997 and 1996
                                             1998         1997         1996
                                         -----------  -----------  -----------
Cash Flows from Operating Activities:
  Net income........................... $ 3,134,301  $ 2,944,540  $ 4,424,019
  Adjustments to reconcile net income
      to net cash provided by
      operating activities:
    Bad debt (recovery) expense........      (4,834)     (16,744)     279,061
    Depreciation and amortization......   2,687,894    2,296,292    2,560,862
    (Gain) on sales of equipment.......      (8,328)     (41,523)      (7,603)
    Changes in assets and liabilities -
      Decrease (increase) in
        interest receivable............      70,684       58,230     (124,140)
      Decrease (increase) in accounts
        and notes receivable...........      87,935     (767,926)  (2,573,970)
      (Increase) decrease in
        inventories....................  (2,280,324)  (2,047,385)   5,212,831
      Decrease (increase) in
        prepayments....................      36,823      (71,170)     214,185
      Decrease (increase) in
        other assets...................     511,984     (102,047)     203,293
      (Decrease) increase in
        accounts payable...............  (1,218,492)   2,012,787      322,074
      Increase in accrued expenses.....     129,148      156,745    1,296,750
      (Decrease) increase in
        advance billings...............    (711,488)   1,139,860   (2,053,740)
      Increase (decrease) in other
        long-term liabilities..........      59,762      (88,363)     (30,192)
                                        -----------  -----------  -----------
        Net Cash Provided by
          Operating Activities......... $ 2,495,065  $ 5,473,296  $ 9,723,430

Cash Flows (Requirements) from
    Investing Activities:
  Proceeds from maturities
    of investments..................... $15,508,981  $20,780,000  $22,431,823
  Purchases of investments............. (12,486,663) (14,580,000) (24,850,000)
  Proceeds from sales of equipment.....      10,923       87,768        7,603
  Additions to property,
    plant, and equipment...............  (4,768,523)  (7,776,935)  (2,130,531)
                                        -----------  -----------  -----------
        Net Cash (Required) by
          Investing Activities......... $(1,735,282) $(1,489,167) $(4,541,105)
Cash Flows (Requirements)
    from Financing Activities:
  Repayment of debt.................... $         -  $         -  $(3,000,000)
  Dividends paid.......................  (2,803,250)  (2,803,250)  (2,452,844)
                                        -----------  -----------  -----------
        Net Cash (Required) by
          Financing Activities......... $(2,803,250) $(2,803,250) $(5,452,844)
                                        -----------  -----------  -----------
Net (Decrease) Increase in Cash........ $(2,043,467) $ 1,180,879  $  (270,519)
Cash and Cash Equivalents
  at Beginning of Year.................   3,401,527    2,220,648    2,491,167
                                        -----------  -----------  -----------
Cash and Cash Equivalents
  at End of Year....................... $ 1,358,060  $ 3,401,527  $ 2,220,648
                                        ===========  ===========  ===========

              The accompanying notes are an integral part of
                      these consolidated statements.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 1998, 1997 and 1996

(1) SUMMARY OF ACCOUNTING POLICIES:

    PRINCIPLES OF CONSOLIDATION -- Paul Mueller Company (Registrant) specializes in the manufacture of high-quality stainless steel tanks and industrial processing equipment. The Registrant serves the food, beverage, chemical, pharmaceutical and other process industries and the dairy farm market. The financial statements include the accounts of the Registrant and its wholly owned subsidiaries, Mueller International Sales Corporation, a foreign sales corporation (FSC); Mueller Transportation, Inc.; and Mueller Field Operations, Inc. (Companies). All significant intercompany accounts and transactions have been eliminated in consolidation. Effective January 1, 1997, all transportation operations, pre-viously performed by the Registrant, and the related assets were transferred to Mueller Transportation, Inc.

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

    REVENUE RECOGNITION AND RETAINAGES -- Revenue from sales of manufactured products is recognized upon passage of title to the customer, which generally coincides with shipment. Contracts with some customers provide for a portion of the sales amount to be retained by the customer for a period of time after completion of the contract. Retainages included in accounts receivable were $102,600 at December 31, 1998, and $426,300 at December 31, 1997.

    INVENTORIES -- The Registrant's inventories are recorded at the lower of cost on a last-in, first-out (LIFO) basis or market.
    Cost includes material, labor, and manufacturing burden required in the production of the Registrant's products.

    Under the first-in, first-out (FIFO) method of accounting, which approximates current cost, Registrant inventories would have been $7,409,602, $6,679,563, and $7,119,773 higher than those reported at December 31, 1998, 1997, and 1996, respectively.

    A reduction in inventory quantities during 1996 resulted in liqui-dation of LIFO quantities recorded at lower costs prevailing in prior years as compared with the cost of 1996 purchases. The effect was to lower the cost of sales, which increased net income by $531,300, or $0.45 per share.

    RESEARCH AND DEVELOPMENT -- Research and development costs are charged to expense as incurred and were $978,900 in 1998, $719,200 in 1997, and $653,200 in 1996.

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

    EARNINGS PER COMMON SHARE -- The net income per share of common stock has been computed on the basis of shares outstanding
    (1,168,021 shares in 1998, 1997, and 1996).

    INVESTMENTS -- The Registrant classifies its investments in tax-exempt bonds, a taxable bond fund, and taxable and tax-exempt variable rate preferred stock funds as available-for-sale and records them at market value. These securities are a part of the Registrant's asset/liability management program and may be sold in response to capital or liquidity needs. Investments in tax-exempt bonds generally have maturities from three to twelve months. Available-for-sale investments on the accompanying con-solidated balance sheets at December 31, 1998 and 1997, include:

                                                 1998         1997
                                             -----------  -----------
    Taxable bond fund....................... $   552,682  $ 1,000,000
    Tax-exempt bonds........................   3,625,000    6,200,000
    Tax-exempt preferred stock funds........           -    1,000,000
    Taxable preferred stock fund............   1,000,000            -
    Accrued interest........................      76,542      147,227
                                             -----------  -----------
                                             $ 5,254,224  $ 8,347,227
                                             ===========  ===========

    Unrealized holding gains and losses were not material as of December 31, 1998 or 1997. There were no significant realized gains or losses during 1998, 1997, or 1996.

    STATEMENTS OF CASH FLOWS -- For purposes of the statements of cash flows, the Registrant considers investments with a maturity of three months or less to be cash equivalents.

    Interest and income tax payments for each of the three years during the period ended December 31, 1998, were as follows:

                                    1998         1997         1996
                                -----------  -----------  -----------
    Interest payments.......... $    14,600  $    15,900  $   107,600
    Income tax payments........ $ 1,420,500  $ 1,601,700  $ 1,336,600

(2) RETIREMENT PLANS:

    The Registrant has a Profit Sharing and Retirement Savings
    Plan [401(k) plan] in which substantially all employees are eligible to participate. The plan provides for a match of employees' contributions up to a specified limit. The plan also has a profit-sharing feature whereby an additional match is made if the Registrant's net income reaches predetermined levels established annually by the Board of Directors. The funds of the plan are deposited with an insurance company and are invested at the employee's option in one or more investment funds. The Registrant's contributions to the plan were $415,300 for 1998, $336,500 for 1997, and $587,500 for 1996.

    The Registrant has pension plans covering substantially all em-ployees. Benefits under the plans are based either on final average pay or a flat benefit formula.

    Total pension expense under the plans was $781,800 in 1998, $659,900 in 1997, and $364,200 in 1996. Management's policy is to fund pension expense that is currently deductible for tax purposes.

    The following table sets forth the required disclosures for the pension plans at December 31, 1998 and 1997:

                                                         1998         1997
                                                     -----------  -----------
    Change in Benefit Obligation
      Benefit obligation at beginning of year....... $29,600,900  $25,263,700
      Service cost..................................   1,172,900    1,005,400
      Interest cost.................................   2,129,600    1,927,300
      Actuarial loss................................     731,800    2,505,600
      Benefits paid and expenses....................  (1,103,000)  (1,101,100)
                                                     -----------  -----------
      Benefit obligation at end of year............. $32,532,200  $29,600,900
                                                     ===========  ===========
    Change in Plan Assets
      Fair value of plan assets
        at beginning of year........................ $33,008,900  $28,502,600
      Actual return on plan assets..................   3,699,500    5,086,200
      Employer contribution.........................     688,200      521,200
      Benefits paid and expenses....................  (1,103,000)  (1,101,100)
                                                     -----------  -----------
      Fair value of plan assets at end of year...... $36,293,600  $33,008,900
                                                     ===========  ===========
    Reconciliation
      Funded status................................. $ 3,761,400  $ 3,408,000
      Unrecognized net actuarial (gain).............  (4,269,900)  (3,692,600)
      Unrecognized transition (asset)...............    (810,400)  (1,160,900)
      Unrecognized prior service cost...............   1,991,300    2,211,500
                                                     -----------  -----------
      Prepaid benefit cost.......................... $   672,400  $   766,000
                                                     ===========  ===========
                                            1998         1997         1996
                                        -----------  -----------  -----------
    Components of Pension Expense
      Service cost..................... $ 1,172,900  $ 1,005,400  $   897,200
      Interest cost....................   2,129,600    1,927,300    1,692,400
      Expected return on plan assets...  (2,388,500)  (2,141,900)  (2,018,800)
      Amortization of
        transition (asset).............    (350,500)    (350,500)    (350,500)
      Amortization of
        prior service cost.............     220,200      220,200      143,900
      Recognized net actuarial (gain)..      (1,900)        (600)           -
                                        -----------  -----------  -----------
      Pension expense.................. $   781,800  $   659,900  $   364,200
                                        ===========  ===========  ===========

    Prepaid pension assets of $2,377,500 and $2,392,700 at December 31, 1998 and 1997, respectively, are included in other assets on the accompanying consolidated balance sheets. Pension lia-bilities of $1,705,100 and $1,626,700 at December 31, 1998 and
    1997, respectively, are included in current and other long-term liabilities on the accompanying consolidated balance sheets.

    The weighted average expected long-term rate of return on plan assets used in the determination of annual pension expense was 8.5% for 1998, 1997, and 1996. The weighted average assumed discount rate used to measure the benefit obligation was 7.0% at December 31, 1998 and 1997. The assumed rate of compensation increase used to measure the benefit obligation was 4.5% at December 31, 1998 and 1997, for the applicable plan.

(3) INCOME TAXES:

    The provision for taxes on income from operations includes:

                                      1998        1997        1996
                                   ----------  ----------  ----------
    Current tax expense........... $1,037,200  $1,087,800  $1,823,800
    Deferred, net.................    211,800     (84,800)    242,200
                                   ----------  ----------  ----------
                                   $1,249,000  $1,003,000  $2,066,000
                                   ==========  ==========  ==========

    The deferred tax consequences of temporary differences in report-ing items for financial statement and income tax purposes are recognized, if appropriate. Net deferred tax assets of $320,000 and $778,200 at December 31, 1998 and 1997, respectively, are included in other assets on the accompanying consolidated balance sheets. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities in the accom-panying consolidated balance sheets is a result of the following:

                                                   1998       1997
                                                ---------  ---------
    Deferred Tax Assets:
        Insurance............................. $   69,800  $   82,100
        Vacation..............................    637,200     635,800
        Warranty..............................     18,500      56,200
        Doubtful accounts.....................    237,500     206,900
        Healthcare benefits...................    164,300     176,000
        Lawsuit...............................    383,500     367,400
        Other.................................    126,000     110,800
                                               ----------  ----------
                                               $1,636,800  $1,635,200
                                               ==========  ==========
    Deferred Tax Liabilities:
        Depreciation.......................... $  658,300  $  292,100
        Pensions..............................    510,300     538,000
        Other.................................    148,200      26,900
                                               ----------  ----------
                                               $1,316,800  $  857,000
                                               ==========  ==========

    A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for each of the three years during the period ended December 31, 1998, follows:

                               1998              1997              1996
                         ----------------  ----------------  ----------------
                           Amount      %     Amount      %     Amount      %
                         ----------  ----  ----------  ----  ----------  ----
    Statutory federal
     income tax......... $1,490,300  34.0  $1,342,200  34.0  $2,206,600  34.0
    Increase (decrease)
      in taxes resulting
      from:
     State tax, net of
      federal benefit...     65,400   1.5      53,700   1.4      67,600   1.0
     Tax-exempt
      interest..........    (71,100) (1.6)   (137,400) (3.5)   (165,700) (2.6)
     Tax credits........    (27,200) (0.6)    (22,200) (0.5)    (14,400) (0.2)
     FSC exempt income..   (170,900) (3.9)   (138,700) (3.5)   (138,500) (2.1)
     Other, net.........    (37,500) (0.9)    (94,600) (2.5)    110,400   1.7
                         ----------  ----  ----------  ----  ----------  ----
                         $1,249,000  28.5  $1,003,000  25.4  $2,066,000  31.8
                         ==========  ====  ==========  ====  ==========  ====

(4) CONTINGENCIES:

    The Registrant was the defendant in a breach-of-contract/breach-of-warranty lawsuit concerning reactor vessels sold in 1992 in Tarrant County, Texas (Alcon Laboratories, Inc. -vs- Paul Mueller Company). As a result of a trial that ended September 19, 1997, the Registrant received an adverse decision, and the final judg-ment awarded damages, interest, and attorney's fees totaling approximately $1,700,000 to the plaintiff. Management believes the decision was incorrect and, based on the advice of legal counsel, has appealed the decision. As a result of the decision, a provision of $775,000 was made during 1997 as an estimate of the liability for the ultimate resolution of the matter and is included in other, net on the accompanying consolidated statements of income, and the related reserve is included in accrued expenses on the consolidated balance sheets. If the decision is upheld on appeal, the Registrant's liability will exceed the reserve that has been established.

    The Registrant is a defendant in another lawsuit pending at December 31, 1998. In the opinion of management, after consul-tation with legal counsel, the outcome of the lawsuit will not have a material adverse effect on the Registrant's consolidated financial statements.

    The Registrant employs nearly 860 people, of which approximately 380 are represented by the Sheet Metal Workers Union. The International Union called a strike beginning July 25, 1995, and currently 20 employees are participating. The Registrant has unfair labor practice charges pending before the National Labor Relations Board, and the final determination of these charges may take up to two years. However, management believes, based on evaluation by counsel, that there is no material financial ex-posure to the Registrant.

(5) SEGMENT DATA:

    The Registrant has two reportable segments: Industrial Equipment and Dairy Farm Equipment. The Registrant's Industrial Equipment segment sells the following products directly to industrial cus-tomers: food, beverage, chemical, and pharmaceutical processing equipment; industrial heat transfer equipment; pure water equip-ment; thermal energy storage equipment; and commercial refrigera-tion equipment. The Registrant's Dairy Farm Equipment segment sells milk cooling and storage equipment and accessories, refri-geration units, and heat recovery equipment for use on dairy farms to independent dealers for resale.

    Management evaluates performance and allocates resources based on operating income or loss before income taxes. The account-ing policies of the reportable segments are the same as those described in Summary of Accounting Policies in Note 1 to these Consolidated Financial Statements. There are no intersegment sales.

    The Registrant's reportable segments are managed separately because they offer different products. Industrial Equipment products have been aggregated because they are designed and built to a customer's specifications, and they use common processes and resources in the manufacturing operation. The long-term financial performance of the product lines included in the Industrial Equip-ment segment is affected by similar economic conditions. The Dairy Farm Equipment segment includes standard products that are built to stock and are available for sale from inventory. The demand for Dairy Farm Equipment products relates to the economic factors that influence the profitability of dairy farmers.

                                                  1998
                           --------------------------------------------------
                            Dairy Farm   Industrial    Other /
                            Equipment    Equipment    Corporate  Consolidated
                           -----------  -----------  -----------  -----------
    Revenues from
     external customers... $19,192,965  $70,552,582  $         -  $89,745,547
    Depreciation and
     amortization expense. $   506,320  $ 1,866,868  $   314,706  $ 2,687,894
    Income (expense)
     before income tax.... $ 2,472,637  $ 2,105,629  $  (194,965) $ 4,383,301
    Assets................ $10,761,132  $32,806,912  $11,569,227  $55,137,271
    Additions to
     property, plant,
     and equipment........ $   426,789  $ 4,030,797  $   310,937  $ 4,768,523
                                                  1997
                           --------------------------------------------------
                            Dairy Farm   Industrial    Other /
                            Equipment    Equipment    Corporate  Consolidated
                           -----------  -----------  -----------  -----------
    Revenues from
     external customers... $22,390,144  $64,302,878  $         -  $86,693,022
    Depreciation and
     amortization expense. $   780,138  $ 1,176,630  $   339,524  $ 2,296,292
    Income before
     income tax........... $ 3,454,940  $   272,869  $   219,731  $ 3,947,540
    Assets................ $11,987,432  $27,857,839  $16,702,019  $56,547,290
    Additions to
     property, plant,
     and equipment........ $ 1,236,037  $ 6,067,429  $   473,469  $ 7,776,935
                                                  1996
                           --------------------------------------------------
                            Dairy Farm   Industrial    Other /
                            Equipment    Equipment    Corporate  Consolidated
                           -----------  -----------  -----------  -----------
    Revenues from
     external customers... $19,169,174  $64,781,816  $         -  $83,950,990
    Depreciation and
     amortization expense. $   842,512  $ 1,313,830  $   404,520  $ 2,560,862
    Income before
     income tax........... $ 2,479,867  $ 3,917,004  $    93,148  $ 6,490,019
    Assets ............... $10,401,372  $21,171,140  $21,612,459  $53,184,971
    Additions to
     property, plant,
     and equipment........ $   812,711  $ 1,059,414  $   258,406  $ 2,130,531

    Revenues from external customers by product category for the three years ended December 31, 1998, were:

                                            1998         1997         1996
                                        -----------  -----------  -----------
    Milk cooling & storage equipment... $17,144,400  $20,455,089  $18,285,168
    Processing equipment...............  47,613,127   38,066,204   39,964,316
    Other industrial equipment.........  24,988,020   28,171,729   25,701,506
                                        -----------  -----------  -----------
                                        $89,745,547  $86,693,022  $83,950,990
                                        ===========  ===========  ===========

    Revenues by geographic location are attributed to countries based on the location of the customer and for the three years ended
    December 31, 1998, were:

                                            1998         1997         1996
                                        -----------  -----------  -----------
    United States...................... $65,914,311  $67,996,277  $67,687,328
    North America......................   6,935,491    6,065,359    5,581,414
    Asia & the Far East................  13,385,745    7,665,046    6,648,292
    Other areas........................   3,510,000    4,966,340    4,033,956
                                        -----------  -----------  -----------
                                        $89,745,547  $86,693,022  $83,950,990
                                        ===========  ===========  ===========

    During the years presented, 1998 included export sales to Japan ($10,358,984) that were in excess of 10% of consolidated sales.

    All long-lived assets owned by the Registrant and its subsidiaries are located in the United States.

    During 1998, 1997, and 1996, sales to any one customer were not in excess of 10% of consolidated sales.

                  FINANCIAL HIGHLIGHTS BY QUARTER (UNAUDITED)
                     (In Thousands, Except Per Share Data)
                                     Quarter Ended
              ---------------------------------------------------------------
                  March 31        June 30       September 30    December 31
              --------------- --------------- --------------- ---------------
                1998    1997    1998    1997    1998    1997    1998    1997
              ------- ------- ------- ------- ------- ------- ------- -------
                                                        <F2>    <F3>    <F4>
Net sales.... $17,424 $17,208 $24,810 $21,868 $25,126 $23,404 $22,386 $24,213
Gross
 profit (a).. $ 4,793 $ 4,229 $ 6,875 $ 5,401 $ 5,970 $ 4,986 $ 3,934 $ 5,251
Net income
 (loss)...... $   701 $   436 $ 1,684 $ 1,047 $ 1,117 $   360 $  (368)$ 1,102
Earnings
 (loss) per
 common
 share.......  $ 0.60  $ 0.37  $ 1.44  $ 0.90  $ 0.96  $ 0.31  $(0.32) $ 0.94

<F1> Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inven-tory levels and costs at that point, interim LIFO determinations must be based on management's estimate of expected year-end inventory levels and costs.

<F2> Net income for the third quarter of 1997 was unfavorably affected by a provision of $488,000 after tax, or $0.42 per share, made as a result of an adverse jury decision in a breach-of-contract/ breach-of-warranty lawsuit.

<F3> Net income for the fourth quarter of 1998 was unfavorably affected by a LIFO adjustment and by large healthcare claims. The effect of the LIFO adjustment decreased net income by $284,000, or $0.24 per share, and the healthcare claims de-creased net income by $328,000, or $0.28 per share.

<F4> Net income for the fourth quarter of 1997 was favorably affected by a LIFO adjustment. The adjustment increased net income by $510,400, or $0.44 per share.

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Paul Mueller Company:

     We have audited the accompanying consolidated balance sheets of PAUL MUELLER COMPANY (a Missouri corporation) AND SUBSIDIARIES as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' investment, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and Schedule II are the responsibility of the Registrant's management. Our responsibility is to express an opinion on these financial statements and Schedule II based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a rea-sonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paul Mueller Company and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is pre-sented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                      /s/  ARTHUR ANDERSEN LLP
Kansas City, Missouri,
     February 12, 1999

ITEM 9. - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements on accounting principles or financial statement disclosure with the independent public accountants.

PART III

ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information as to Directors of the Registrant required by Item 10 is included on pages 4 and 5 of the Registrant's Proxy Statement for the annual meeting of shareholders to be held May 3, 1999, and is incorporated herein by reference. The information con-cerning executive officers is set forth on page 6 of Part I hereof.

ITEM 11. - EXECUTIVE COMPENSATION

     Information as to executive compensation required by Item 11 is included on pages 5 and 6 of the Registrant's Proxy Statement for the annual meeting of shareholders to be held May 3, 1999, and is incorporated herein by reference.

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

     Information as to security ownership of certain beneficial owners and management required by Item 12 is included on pages 3, 4, and 5 of the Registrant's Proxy Statement for the annual meeting of shareholders to be held May 3, 1999, and is incorporated herein by reference.

ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information as to certain relationships and related transactions required by Item 13 is included on page 5 of the Registrant's Proxy Statement for the annual meeting of shareholders to be held May 3, 1999, and is incorporated herein by reference.

PART IV

ITEM 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
           ON FORM 8-K

     A. The financial statements and schedules, required under
        Part II - Item 8, are as follows:

        1. The consolidated financial statements of the Registrant and its subsidiaries, for the year ended December 31, 1998:

           - Consolidated Balance Sheets............December 31, 1998
                                                    and 1997
           - Consolidated Statements of Income......For years ended
                                                    December 31, 1998,
                                                    1997 and 1996
           - Consolidated Statements of
             Shareholders' Investment...............For years ended
                                                    December 31, 1998,
                                                    1997 and 1996
           - Consolidated Statements of
             Cash Flows.............................For years ended
                                                    December 31, 1998,
                                                    1997 and 1996
           - Notes to Consolidated
             Financial Statements...................December 31, 1998,
                                                    1997 and 1996
           - Financial Highlights by Quarter........For years ended
                                                    December 31, 1998
                                                    and 1997
           - Report of Independent
             Public Accountants

        2. Additional financial statement schedules included herein:

           -  Schedule II - Valuation and
              Qualifying Accounts.............................Page 30
           -  All other schedules are not submitted
              because they are not applicable or
              not required, or because the required
              information is included in the finan-
              cial statements or notes thereto.

        3. The exhibits set forth in the Exhibit Index found on pages 31 through 33.

     B. No reports on Form 8-K were filed by the Registrant during the last quarter of 1998.

SIGNATURES -

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual
Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PAUL MUELLER COMPANY

DATE   March 12, 1999        BY     /S/    DANIEL C. MANNA
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

DATE   March 12, 1999        BY     /S/    DANIEL C. MANNA
       --------------           -------------------------------------
                                           Daniel C. Manna
                                        President and Director
                                      (Chief Executive Officer)

DATE   March 12, 1999        BY     /S/     PAUL MUELLER
       --------------           -------------------------------------
                                            Paul Mueller
                                       Chairman of the Board
                                            and Director

DATE   March 12, 1999        BY     /S/    DONALD E. GOLIK
       --------------           -------------------------------------
                                           Donald E. Golik
                                Senior Vice President, Chief Financial
                                     Officer, Secretary and Director

DATE   March 12, 1999        BY     /S/    DAVID T. MOORE
       --------------           -------------------------------------
                                           David T. Moore
                                              Director

DATE   March 12, 1999        BY     /S/  WILLIAM B. JOHNSON
       --------------           -------------------------------------
                                         William B. Johnson
                                              Director

DATE   March 12, 1999        BY     /S/ WILLIAM R. PATTERSON
       --------------           -------------------------------------
                                        William R. Patterson
                                              Director

DATE   March 12, 1999        BY     /S/ CHARLES M. RUPRECHT
       --------------           -------------------------------------
                                        Charles M. Ruprecht
                                              Director

                                                                  SCHEDULE II
                    PAUL MUELLER COMPANY AND SUBSIDIARIES
                      VALUATION AND QUALIFYING ACCOUNTS
                 FOR THE THREE YEARS ENDED DECEMBER 31, 1998
            Balance at    Charged to     Charged                     Balance
            Beginning     Costs and      to Other                   at End of
            of Period      Expenses      Accounts     Deductions      Period
             --------      --------      --------      --------      --------
RESERVE FOR
DOUBTFUL ACCOUNTS
12-31-98...  $559,261      $125,703      $      -      $ 43,065<F1>  $641,899
12-31-97...  $698,036      $(82,689)     $      -      $ 56,086<F1>  $559,261
12-31-96...  $531,601      $316,990      $      -      $150,555<F1>  $698,036

<F1> Accounts written off during the year.

                               EXHIBIT INDEX
Number                          Description                          Page No.
------  -----------------------------------------------------------  --------
  (3)   ARTICLES OF INCORPORATION AND BY-LAWS - The Restated Ar-
        ticles of Incorporation of the Registrant filed with the
        Secretary of State on May 20, 1991, and the Restated By-
        Laws of the Registrant dated May 6, 1991, attached as
        Exhibit (3), page 19, of the Registrant's Form 10-K for
        the year ended December 31, 1991, are incorporated herein
        by reference.

  (4)   INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS -

        (a) A specimen stock certificate (unlimited denomination) representing shares of the common stock, par value $1 per share, attached as Exhibit (4), page 69, of the Registrant's Form 10-K for the year ended December 31,
            1981, is incorporated herein by reference.

        (b) The Shareholder Rights Plan, dated January 29, 1991, between Paul Mueller Company and United Missouri Bank of Kansas City, N.A., is incorporated by reference to Form 8-A under the Securities Exchange Act of 1934, dated January 31, 1991, and filed with the Securities and Exchange Commission on February 1, 1991.

 (10)   MATERIAL CONTRACTS -

        (a) The Exclusive License Agreement between Registrant and Superstill Technology, Inc., dated January 9, 1992,
            Addendum No. 1 dated January 28, 1992, and Addendum
            No. 2 dated June 15, 1992, were attached as Exhibit
            (10), page 30, of the Registrant's Form 10-K for the year ended December 31, 1996, and is incorporated herein by reference.

        (b) The following Material Contracts, attached as Exhibit
            (10) of the Registrant's Form 10-Q for the quarter
            ended September 30, 1995, are incorporated herein by
            reference:
    CAPTION
                              Description                  Page No.
            ---------------------------------------------  --------
            1. The Paul Mueller Company Tax Savings Plan
               and Trust, effective January 1, 1996, and
               adopted by the Board of Directors on August
               2, 1995....................................    11

            2. The Paul Mueller Company Dependent Care
               Assistant Plan, effective January 1, 1996,
               and adopted by the Board of Directors on
               August 2, 1995.............................    22
        (c) The Paul Mueller Company Noncontract Employees Retirement
            Plan, as amended and restated effective January 1, 1989,



Number                          Description                          Page No.
------  -----------------------------------------------------------  --------
            and adopted by the Board of Directors of the Registrant
            on May 7, 1990, was attached as Exhibit (10), page 179,
            of the Registrant's Form 10-K for the year ended Decem-
            ber 31, 1990, and is incorporated herein by reference.
            Amendment Number One, effective October 29, 1991, was
            adopted by the Board of Directors on October 29, 1991,
            and Amendment Number Two, effective June 1, 1992, was
            adopted by the Board of Directors on May 4, 1992, and
            both were attached as Exhibit (10), page 18, of the
            Registrant's Form 10-K for the year ended December 31,
            1992, and both are incorporated herein by reference.
            Amendment Number Three was adopted by the Board of
            Directors on July 26, 1994, and Amendment Number Four,
            effective January 1, 1994, was adopted by unanimous
            consent of the Executive Committee of the Board of
            Directors on December 5, 1994, and both were attached
            as Exhibit (10), page 59, of the Registrant's Form
            10-K for the year ended December 31, 1994, and both
            are incorporated herein by reference.  Amendment Number
            Five, adopted by the Board of Directors on October 31,
            1995, was attached as Exhibit (10), page 26, of the
            Registrant's Form 10-Q for the quarter ended September
            30, 1995, and is incorporated herein by reference.
            Amendment Number Six, effective January 1, 1996, and
            executed on May 6, 1996, was attached as Exhibit (10),
            page 14, of the Registrant's Form 10-Q for the quarter
            ended March 31, 1996, and is incorporated herein by
            reference.

        (d) The Paul Mueller Company Employee Benefit Plan, amended and restated effective June 1, 1998, and adopted by the Trustees on August 5, 1998, was attached as Exhibit
            (10), page 33, of the Registrant's Form 10-Q for the quarter ended September 30, 1998, and is incorporated herein by reference.

        (e) The Paul Mueller Company Profit Sharing and Retirement
            Savings Plan, restated effective January 1, 1993, and adopted by the Trustees on June 22, 1994, was attached as Exhibit (10), page 15, of the Registrant's Form
            10-K for the year ended December 31, 1994.  The First
            Amendment, effective September 1, 1997, was executed on August 14, 1997, was attached as Exhibit (10), page
            32, of the Registrant's Form 10-K for the quarter ended
            December 31, 1997, and is incorporated herein by refer-ence.

        (f) The Paul Mueller Company Contract Employees Retirement
            Plan, restated effective January 1, 1992, and adopted
            November 17, 1992, was attached as Exhibit (10), page
            22, of the Registrant's Form 10-K for the year ended
            December 31, 1992, and is incorporated herein by refer-ence. Amendment Number One, effective September 19,
            1994, was executed October 20, 1994, and Amendment
            Number Two, effective January 1, 1993, was executed
            December 2, 1994, and both were attached as Exhibit
            (10), page 67, of the Registrant's Form 10-K for the year ended December 31, 1994, and are incorporated herein by reference. Amendment Number Three, executed
            April 10, 1996, was attached as Exhibit (10), page 10, of the Registrant's Form 10-Q for the quarter ended
            March 31, 1996, and is incorporated herein by reference.
            Amendment Number Four, executed July 26, 1996, was attached as Exhibit (10), page 11, of the Registrant's
            Form 10-Q for the quarter ended September 30, 1996, and is incorporated herein by reference

        (g) The Agreement and Declaration of Trust for the Paul
            Mueller Company Employee Benefit Plan dated May 2, 1988,



Number                          Description                          Page No.
------  -----------------------------------------------------------  --------
            attached as Exhibit (10), page 107, of the Registrant's
            Form 10-K for the year ended December 31, 1988, is in-
            corporated herein by reference.

        (h) The Paul Mueller Company Salaried and Clerical Employees
            Retirement Trust, as amended August 11, 1981, was at-tached as Exhibit (10), page 318, of the Registrant's
            Form 10-K for the year ended December 31, 1981, and is incorporated herein by reference. The First Amendment to the trust, adopted by the Board of Directors on May 1, 1983, was attached as Exhibit (10), page 160, of the Registrant's Form 10-K for the year ended December 31,
            1983, and is incorporated herein by reference.

        (i) The Executive Compensation Plans and Arrangements:

             i. The Paul Mueller Company Supplemental Executive Re-
                tirement Plan, effective January 1, 1996, adopted by the Board of Directors on February 8, 1996, was attached as Exhibit (10), page 30, of the Regis-trant's Form 10-K for the year ended December 31, 1995, and is incorporated herein by reference.

            ii. The Executive Short-Term Incentive Plan, adopted
                January 31, 1995, attached as Exhibit (10), page 71, of the Registrant's Form 10-K for the year ended
                December 31, 1994, is incorporated herein by refer-ence.

 (21)   SUBSIDIARIES OF THE REGISTRANT.............................     34

 (27)   FINANCIAL DATA SCHEDULE AS OF DECEMBER 31, 1998............     35