Form 10-Q
period 1999-03-31
MUELLER PAUL CO
filed 1999-05-14
CIK 68726

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                  ----------------------------------
                               FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934.  For the quarterly period ended March 31,
    1999, or

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

Indicate the number of shares outstanding of the issuer's Common Stock as of May 7, 1999: 1,168,021

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

                PAUL MUELLER COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS
                        (Dollars in Thousands)
                             (Unaudited)

                                                    Mar. 31   Dec. 31
                                                      1999      1998
                                                    -------   -------
ASSETS
------
Current Assets:
  Cash............................................ $  2,227  $  1,358
  Available-for-sale investments, at market.......    4,210     5,254
  Accounts and notes receivable, less reserve
    of $587 at March 31, 1999, and $642 at
    December 31, 1998, for doubtful accounts......   15,872    16,030
  Inventories (Note 2) -
    Raw materials and components.................. $  5,464  $  6,257
    Work-in-process...............................    2,830     1,808
    Finished goods................................    3,908     2,248
                                                   --------  --------
                                                   $ 12,202  $ 10,313
  Prepayments.....................................      391       437
                                                   --------  --------
        Total Current Assets...................... $ 34,902  $ 33,392

Other Assets......................................    2,948     2,956

Property, Plant & Equipment, at cost.............. $ 59,106  $ 58,787
  Less - Accumulated depreciation.................   40,652    39,998
                                                   --------  --------
                                                   $ 18,454  $ 18,789
                                                   --------  --------
                                                   $ 56,304  $ 55,137
                                                   ========  ========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
Current Liabilities:
  Accounts payable................................ $  3,183  $  3,077
  Accrued expenses................................    6,421     6,378
  Advance billings................................    5,739     4,514
                                                   --------  --------
        Total Current Liabilities................. $ 15,343  $ 13,969
Other Long-Term Liabilities.......................    1,487     1,160
Contingencies (Note 4)............................
Shareholders' Investment:
  Common stock, par value $1 per share - Autho-
    rized 20,000,000 shares - Issued 1,342,325
    shares........................................ $  1,342  $  1,342
  Preferred stock, par value $1 per share - Autho-
    rized 1,000,000 shares - No shares issued.....        -         -
  Paid-in surplus.................................    4,307     4,307
  Retained earnings...............................   36,379    36,913
                                                   --------  --------
                                                   $ 42,028  $ 42,562
  Less - Treasury stock, 174,304 shares at
         March 31, 1999, and December 31, 1998,
         at cost..................................    2,554     2,554
                                                   --------  --------
                                                   $ 39,474  $ 40,008
                                                   --------  --------
                                                   $ 56,304  $ 55,137
                                                   ========  ========

 The accompanying notes are an integral part of these balance sheets.

                PAUL MUELLER COMPANY AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME
           (Dollars in Thousands Except Per Share Amounts)
                             (Unaudited)

                                                   Three Months Ended
                                                        March 31
                                                   ------------------
                                                     1999      1998
                                                   --------  --------
Net Sales........................................  $ 18,884  $ 17,424
Cost of Sales....................................    14,486    12,631
                                                   --------  --------
        Gross Profit.............................  $  4,398  $  4,793
Selling, General & Administrative Expenses.......     4,254     4,015
                                                   --------  --------
        Operating Income.........................  $    144  $    778

Other Income (Expense):
    Interest income..............................  $     89  $    107
    Interest expense.............................        (2)       (2)
    Other, net...................................        26       124
                                                   --------  --------
                                                   $    113  $    229
                                                   --------  --------
Income from Operations before Provision
    for Income Taxes.............................  $    257  $  1,007
Provision for Income Taxes.......................        90       306
                                                   --------  --------
        Net Income...............................  $    167  $    701
                                                   ========  ========
Earnings per Common Share (Note 3)...............  $   0.14  $   0.60
                                                   ========  ========

   The accompanying notes are an integral part of these statements.

                PAUL MUELLER COMPANY AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                       (Dollars in Thousands)
                             (Unaudited)

                                                   Three Months Ended
                                                        March 31
                                                   ------------------
                                                     1999      1998
                                                   --------  --------
Cash Flows from Operating Activities:
  Net income.....................................  $    167  $    701
  Adjustments to reconcile net income to net
      cash provided (required) by operating
      activities:
    Bad debt (recovery)..........................        (4)       (4)
    Depreciation and amortization................       687       606
    Loss on sales of fixed assets................         2         -
    Changes in assets and liabilities -
      Decrease (increase) in interest receivable.        32       (15)
      Decrease in accounts and notes receivable..       162       642
      (Increase) in inventories..................    (1,889)   (5,308)
      Decrease in prepayments....................        46        35
      (Increase) decrease in other assets........        (6)        6
      Increase (decrease) in accounts payable....       106       (75)
      Increase in accrued expenses...............        43       863
      Increase in advance billings...............     1,225     1,073
      Increase in long-term liabilities..........       327       145
                                                   --------  --------
          Net Cash Provided (Required)
            by Operations........................  $    898  $ (1,331)

Cash Flows Provided (Requirements) from
    Investing Activities:
  Proceeds from maturities of investments........  $  3,578  $  3,750
  Purchases of investments.......................    (2,566)   (2,230)
  Proceeds from sales of equipment...............         -         -
  Additions to property, plant, and equipment....      (340)   (1,645)
                                                   --------  --------
          Net Cash Provided (Required) by
            Investing Activities.................  $    672  $   (125)

Cash Flows (Requirements) from
    Financing Activities:
  Dividends paid.................................  $   (701) $   (701)
                                                   --------  --------
          Net Cash (Required) by
            Financing Activities.................  $   (701) $   (701)
                                                   --------  --------
Net Increase (Decrease) in Cash..................  $    869  $ (2,157)

Cash at Beginning of Period......................  $  1,358  $  3,402
                                                   --------  --------
Cash at End of Period............................  $  2,227  $  1,245
                                                   ========  ========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for -
    Interest.....................................  $      -  $      -
    Income taxes.................................         8         7

    The accompanying notes are an integral part of these statements.

                PAUL MUELLER COMPANY AND SUBSIDIARIES
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                       MARCH 31, 1999 AND 1998
                             (Unaudited)

1. The condensed financial statements include the accounts of Paul Mueller Company (Company) and its wholly owned subsidiaries, Mueller International Sales Corporation, Mueller Transportation, Inc., and Mueller Field Operations, Inc. A summary of the signi-ficant accounting policies is included in Note 1 to the consoli-dated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

2. Inventory is recorded at the lower of cost, last-in, first-out
   (LIFO), or market.

   Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time, interim LIFO determinations, in-cluding those at March 31, 1999, must necessarily be based on management's estimate of expected year-end inventory levels and costs. Since estimates of future inventory levels and prices are subject to many factors beyond the control of management, interim financial results are subject to final year-end LIFO in-ventory amounts. Accordingly, inventory components reported for the period ending March 31, 1999, are estimates based on manage-ment's knowledge of the Company's production cycle, the costs associated with this cycle, and the sales and purchasing volume of the Company.

3. The net income per share of common stock has been computed on the basis of weighted average shares outstanding: 1,168,021 for periods ended March 31, 1999, and March 31, 1998. There are no dilutive securities.

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

   The Company is a defendant in two lawsuits pending at March 31, 1999. In the opinion of management, after consultation with legal counsel, the outcome of these lawsuits will not have a material adverse effect on the Company's consolidated financial statements.

   The Company currently employs approximately 860 people, of which nearly 380 are represented by the Sheet Metal Workers Union. The International Union called a strike beginning July 25, 1995, and currently 20 employees are participating.

5. The Company has two reportable segments: Industrial Equipment and Dairy Farm Equipment. There are no intersegment sales.

   Revenues and profitability for each segment for the first quarter of 1999 and 1998 were as follows:

                                  Three Months Ended March 31, 1999
                        ------------------------------------------------------
                         Dairy Farm    Industrial     Other /
                         Equipment     Equipment     Corporate    Consolidated
                        ------------  ------------  ------------  ------------
   Revenues from
     external
     customers......... $  5,153,000  $ 13,731,000  $          -  $ 18,884,000
   Income (expense)
     before income
     tax............... $    739,000  $   (595,000) $    113,000  $    257,000
                                  Three Months Ended March 31, 1998
                        ------------------------------------------------------
                         Dairy Farm    Industrial     Other /
                         Equipment     Equipment     Corporate    Consolidated
                        ------------  ------------  ------------  ------------
   Revenues from
     external
     customers......... $  3,744,000  $ 13,680,000  $          -  $ 17,424,000
   Income before
     income tax........ $    379,000  $    402,000  $    226,000  $  1,007,000

                                   7

                 PAUL MUELLER COMPANY AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATING RESULTS
                       AND FINANCIAL CONDITION

The following is Management's discussion and analysis of the signifi-cant factors which have affected the Companies' earnings during the periods included in the accompanying Consolidated Condensed State-ments of Income.

The information discussed below in Management's Discussion and Analy-sis of Operating Results and Financial Condition contains statements regarding matters that are not historical facts, but rather are forward-looking statements. These statements are based on current financial and economic conditions and current expectations, and in-volve risk and uncertainties. Actual future results may differ materially depending on a variety of factors. These factors, some of which are identified in the discussion accompanying such forward-looking statements, include, but are not limited to, milk prices paid to dairy farmers, feed prices, weather conditions, dairy farm consolidation and other factors affecting the profitability of dairy farmers, the price of stainless steel, actions of competitors, labor strife, the Company's execution of internal performance plans, economic conditions in key export markets, the level of capital expenditures in the U.S. economy, and other changes to business conditions.

OPERATING RESULTS

Net sales for the quarter ended March 31, 1999, were $18,884,000 versus $17,424,000 for the quarter ended March 31, 1998. The in-crease is almost entirely due to higher shipments of Dairy Farm Equipment, as shipments of Industrial Equipment showed only a slight increase. The improvement in Dairy Farm Equipment shipments is the result of a higher rate of order entry in the first quarter compared to the same period of a year ago, as the sales backlog of Dairy
Farm Equipment at December 31, 1998, was lower than the backlog at December 31, 1997. Dairy Farm Equipment shipments were higher domes-tically as feed prices and milk pricing were favorable for dairy farmers, and the higher shipments contributed to the increase in profitability for the Dairy Farm Equipment segment in the first quarter of 1999 compared to the first quarter of 1998. A slight increase in shipments was recorded for the Industrial Equipment seg-ment for the quarter ended March 31, 1999, over the same quarter of 1998. However, within the Industrial Equipment segment, shipments of Processing Equipment for the first quarter of 1999 were lower than the first quarter of 1998. This was the result of a signifi-cantly lower backlog of Processing Equipment at December 31, 1998, compared to December 31, 1997.

The gross profit rate for the three months ended March 31, 1999, was 23.3% compared to 27.5% for the same period of a year ago. The pri-mary factor contributing to the lower gross profit rate was the significantly lower burden absorption for the Processing Equipment product line during the first quarter of 1999 compared to the first quarter of 1998, and this resulted in the decline in profitability for the Industrial Equipment segment in 1999 compared to 1998. The lower burden absorption was the result of less Processing Equipment work, as the backlog at the beginning of 1999 was 28% less than the backlog at the beginning of 1998. As a result, manufacturing acti-vity for Processing Equipment in the first quarter of 1999 was lower than the first quarter of 1998, as 15% less productive labor was incurred in 1999 compared to 1998. Burden incurred was comparable for the first quarter of 1999 and the first quarter of 1998.

Selling, general and administrative expense increased $239,000 for the quarter ended March 31, 1999, versus the quarter ended March 31, 1998. Expenditures were higher for personnel, warranty, literature and catalogs, product development activities, and consulting fees.

Other income (expense) for the first quarter of 1999 was lower than the first quarter of 1998 due to lower interest income, decreased trucking results due to fewer miles traveled, and lower microbrewery/ brewpub results on decreased revenue. The decline in interest income was due to a lower level of investable funds available during the first quarter of 1999 versus 1998.

The effective tax rate for the first quarter of 1998 varied from the statutory tax rate (34%) primarily as a result of tax-exempt interest and a tax credit.

As previously reported, the labor contract with the Sheet Metal Workers Union (which covers a portion of the employees at the Spring-field, Missouri, plant) expired on June 11, 1994. Extensive negoti-ations were conducted with union representatives, but a new contract was not achieved. The International Union called a strike which began on July 25, 1995, and the largest number of employees partici-pating was approximately 185 during the fourth quarter of 1995. A substantial number of employees returned to work during 1996; and currently, there are only 20 employees participating. No action has been taken by the union to prevent nonstriking employees from work-ing. The Company implemented the provisions of its revised and final offer effective April 1, 1996, which remains open for the union's acceptance; and no further negotiations are scheduled.

The union has filed unfair labor practice complaints against the Company; and as a result, hearings were held in August of 1996 and in November of 1997 before an administrative law judge of the National Labor Relations Board (NLRB), and the decisions of both hearings have been appealed to the NLRB. An additional hearing was held before an administrative law judge of the NLRB in December of 1998; and the judge ruled against the Company on one minor issue, which it will not appeal. The union has appealed the other deci-sions to the NLRB. A hearing before an administrative law judge on another unfair labor practice complaint against the Company is cur-rently scheduled for November 1999. A final determination of all charges pending may take up to two years. However, management be-lieves that, based on an evaluation by counsel, there is no material financial exposure to the Company.

The Company currently employs about 860 people, of which approxi-mately 380 at the Springfield, Missouri, facility are represented by the Sheet Metal Workers Union. The Company has facilities located in Springfield, Missouri, and Osceola, Iowa. There are approxi-mately 760 employees assigned to the Springfield facility; and at the Osceola facility, there are an additional 100 employees, none of which are represented by a labor union.

The Company was the defendant in a breach-of-contract/breach-of-warranty lawsuit concerning reactor vessels sold in 1992 in Tarrant County, Texas (Alcon Laboratories, Inc. versus Paul Mueller Company). As a result of a trial that ended September 19, 1997, the Company received an adverse decision; and the final judgment awarded damages, interest, and attorney's fees totaling $1,700,000 to the plaintiff. Management believes the decision was incorrect and, based on the ad-vice of legal counsel, has appealed the decision. As a result of the decision, a provision of $775,000 was made during the third quarter of 1997 for the ultimate resolution of the matter; the related re-serve is included as accrued expenses on the Consolidated Condensed Balance Sheets. If the decision is upheld on appeal, the Company's liability will exceed the reserve that has been established.

As is more fully described in the Company's annual report on Form 10-K for the year ended December 31, 1998, the Company has identified approximately 330 files that will require remediation to make them Year 2000 compliant. Ninety-five percent of the files identified have been remediated, and testing has been performed to verify that the files are Year 2000 compliant. Remediation and testing of the balance of the files should be completed by June 30, 1999. Costs estimated for the remediation and testing have not changed materially from those indicated in Form 10-K for the year ended December 31, 1998.

Management is in the process of surveying companies with which it has important commercial relationship (major vendors and customers) to insure that their systems are Year 2000 compliant and that there will be no disruption in the supply of goods or services or disruption of sales and payments. Management has completed the assessment of its noninformation technology systems within its facilities, and substan-tially all equipment has been determined to be compliant. Management is also monitoring the progress of its outside suppliers of utilities and phone service to insure that they will be Year 2000 compliant. The Company's products are Year 2000 compliant, or Year 2000 com-pliance is not an issue.

Management does not believe that there is a significant risk of non-compliant internal systems. Management believes that the key risk factors associated with the Year 2000 are those they cannot directly control, primarily the readiness of key suppliers. The failure of a critical third party vendor to be Year 2000 compliant could signi-ficantly disrupt operations. Management intends to closely monitor the progress of key vendors as to their Year 2000 compliance and to assess the potential impact on the Company. Essential raw materials used in production are normally stocked, and stocking levels could be increased if there are indications of potential problems. Addition-ally, management will identify alternate sources of supply to insure that there is no disruption in the flow of materials used in produc-tion.

The forecast of cost and the date on which management believes it will complete its Year 2000 modifications are based on its best es-timates which, in turn, were based on management's assumptions of future events, including continued availability of resources and other factors. Management cannot be sure that these estimates will be achieved, and actual results could differ from those anticipated.

Market risks relating to the Company's operations result primarily from changes in foreign-exchange rates and interest rates, as well as stainless steel prices. The Company periodically enters into foreign-exchange forward or spot contracts to hedge the exposure to foreign-currency-denominated purchase transactions. Forward con-tracts generally have maturities of less than three months. Foreign-currency-denominated purchases were $790,000 and $620,000 for the three months ended March 31, 1999 and 1998, respectively. There were no foreign-exchange forward contracts outstanding at March 31, 1999 or 1998. However, there were foreign currencies held at March 31, 1999 and 1998, for payment of foreign denominated vendor invoices, and they amounted to approximately $18,000 at March 31, 1999, and $205,000 at March 31, 1998. The Company's financial instruments that are exposed to interest rate risks consist of available-for-sale investments that are recorded at market value. Available-for-sale investments are maintained in high-quality securities that consist of tax-exempt bonds, taxable bond funds, and taxable and tax-exempt variable-rate preferred stock funds. Tax-exempt bonds generally have maturities of from three to twelve months. Unrealized holding gains and losses were not material as of March 31, 1999 or 1998, and there were no significant realized gains or losses during the periods. The Company does not use financial instruments for trading purposes. The risk of significant changes in stainless steel pricing for Industrial Equipment segment projects that extend over several months is managed by contracting for the stainless steel at the time the project is obtained.

Concentration of credit risk, with respect to receivables, is limited due to the large number of customers and their dispersion across a wide geographic area. The Company performs credit evaluations of all new customers and periodically reviews the financial condition of existing customers. For Industrial Equipment segment orders, down payments and/or progress payments are generally required based on the dollar value of the order and customer creditworthiness. Foreign receivables are generally secured by irrevocable letters of credit confirmed by a major U.S. bank.

Looking to the balance of 1999, there are factors that could affect the results of operations. If there is expanded employee participa-tion for an extended period of time in the strike mentioned above, this could have an adverse effect on the level of production and the ability to secure orders. Although the economic conditions in Southeast Asia are showing signs of improvement, conditions in the region remain fragile; and this could have an adverse effect on order entry for certain product lines in the Industrial Equipment segment. Domestically, the average price paid to farmers for milk has declined from high year-end levels. However, milk prices and feed prices for the dairy farmer are currently at favorable levels and are expected to remain so through mid-summer.

The backlog of sales at March 31, 1999, was $28,000,000 compared to $29,600,000 at March 31, 1998. The March 31, 1999, backlog repre-
sents orders that will be completed and shipped over the next twelve months.

FINANCIAL CONDITION

The consolidated financial condition and the liquidity of the Company at March 31, 1999, have not changed significantly since December 31, 1998. There are no significant commitments for capital expenditures at March 31, 1999.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

          a. Exhibits

                                                         Sequentially
             Exhibit                                       Numbered
             Number                 Exhibit                  Page
             ------  ------------------------------------  --------
              (27)   Financial Data Schedule.............     13

          b. Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended March 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PAUL MUELLER COMPANY

DATE:  May 7, 1999             /S/         DONALD E. GOLIK
       -----------             --------------------------------------
                               Donald E. Golik, Senior Vice President
                                     and Chief Financial Officer