Form 10-Q
period 1999-06-30
MUELLER PAUL CO
filed 1999-08-11
CIK 68726

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                 ----------------------------------
                              FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Ex-change Act of 1934. For the quarterly period ended June 30, 1999, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securi-ties Exchange Act of 1934. For the transition period from ______ to _______.

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

Indicate the number of shares outstanding of the issuer's Common Stock as of August 9, 1999: 1,174,021

PART I  -  FINANCIAL INFORMATION

The condensed financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in connection with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. This report reflects all adjust-ments of a normal recurring nature which are, in the opinion of management, necessary for a fair statement of the results for the interim period.
                                   2

                 PAUL MUELLER COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED BALANCE SHEETS
                        (Dollars in Thousands)
                               (Unaudited)

                                                    June 30   Dec. 31
                                                      1999      1998
                                                    -------   -------
ASSETS
------
Current Assets:
  Cash............................................ $  1,261  $  1,358
  Available-for-sale investments, at market.......    5,197     5,254
  Accounts and notes receivable, less reserve of
    of $509 at June 30, 1999, and $642 at
    December 31, 1998, for doubtful accounts......   15,911    16,030
  Inventories (Note 2) -
    Raw materials and components.................. $  5,230  $  6,257
    Work-in-process...............................    3,883     1,808
    Finished goods................................    2,672     2,248
                                                   --------  --------
                                                   $ 11,785  $ 10,313
  Prepayments.....................................      627       437
                                                   --------  --------
      Total Current Assets........................ $ 34,781  $ 33,392
Other Assets......................................    2,959     2,956
Property, Plant & Equipment, at cost.............. $ 59.408  $ 58,787
  Less - Accumulated depreciation.................   41,043    39,998
                                                   --------  --------
                                                   $ 18,365  $ 18,789
                                                   --------  --------
                                                   $ 56,105  $ 55,137
                                                   ========  ========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
Current Liabilities:
  Accounts payable................................ $  3,804  $  3,077
  Accrued expenses................................    5,869     6,378
  Advance billings................................    5,520     4,514
                                                   --------  --------
      Total Current Liabilities................... $ 15,193  $ 13,969
Other Long-Term Liabilities.......................    1,673     1,160
Contingencies (Note 4)............................
Shareholders' Investment:
  Common Stock, par value $1 per share -
    Authorized 20,000,000 shares - Issued
    1,348,325 shares.............................. $  1,348  $  1,342
  Preferred Stock, par value $1 per share -
    Authorized 1,000,000 shares -
    No shares issued..............................        -         -
  Paid-in surplus.................................    4,496     4,307
  Retained earnings...............................   36,141    36,913
                                                   --------  --------
                                                   $ 41,985  $ 42,562
  Less - Treasury stock, 174,304 shares at
           June 30, 1999, and December 31,
           1998, at cost..........................   (2,554)   (2,554)
         Deferred compensation (Note 3)...........     (192)        -
                                                   --------  --------
                                                   $ 39,239  $ 40,008
                                                   --------  --------
                                                   $ 56,105  $ 55,137
                                                   ========  ========

 The accompanying notes are an integral part of these balance sheets.

                 PAUL MUELLER COMPANY AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
            (Dollars in Thousands Except Per Share Amounts)
                              (Unaudited)

                               Three Months Ended   Six Months Ended
                                     June 30             June 30
                               ------------------  ------------------
                                 1999      1998      1999      1998
                               --------  --------  --------  --------
Net Sales..................... $ 24,181  $ 24,810  $ 43,065  $ 42,234
Cost of Sales.................   18,214    17,936    32,699    30,566
                               --------  --------  --------  --------
    Gross Profit.............. $  5,967  $  6,874  $ 10,366  $ 11,668
Selling, General &
  Administrative Expenses.....    4,575     4,503     8,830     8,519
                               --------  --------  --------  --------
    Operating Income.......... $  1,392  $  2,371  $  1,536  $  3,149
Other Income (Expense):
  Interest income............. $     87  $     87  $    176  $    194
  Interest expense............       (2)       (8)       (4)      (10)
  Other, net (Note 4).........     (822)       37      (796)      161
                               --------  --------  --------  --------
                               $   (737) $    116  $   (624) $    345
                               --------  --------  --------  --------
Income from Operations before
  Provision for Income Taxes.. $    655  $  2,487  $    912  $  3,494
Provision for Income Taxes....      189       803       279     1,109
                               --------  --------  --------  --------
    Net Income................ $    466  $  1,684  $    633  $  2,385
                               ========  ========  ========  ========
Basic and Diluted Earnings
  per Common Share (Note 3)... $   0.40  $   1.44  $   0.54  $   2.04
                               ========  ========  ========  ========

   The accompanying notes are an integral part of these statements.

                 PAUL MUELLER COMPANY AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                        (Dollars in Thousands)
                             (Unaudited)

                                                    Six Months Ended
                                                         June 30
                                                   ------------------
                                                     1999      1998
                                                   --------  --------
Cash Flows from Operating Activities:
  Net income...................................... $    633  $  2,385
  Adjustments to reconcile net income to net
      cash provided by operating activities:
    Bad debt (recovery)...........................      (30)       (4)
    Depreciation and amortization.................    1,402     1,236
    Loss (gain) on sales of fixed assets..........        3        (7)
    Changes in assets and liabilities -
      (Increase) decrease in interest receivable..      (21)       76
      Decrease in accounts and notes receivable...      149       974
      (Increase) in inventory.....................   (1,472)   (5,565)
      (Increase) in prepayments...................     (190)     (330)
      (Increase) decrease in other assets.........      (31)       89
      Increase(decrease) in accounts payable......      727    (2,304)
      (Decrease) increase in accrued expenses.....     (509)    3,388
      Increase(decrease) in advance billings......    1,006      (483)
      Increase in long-term liabilities...........      513       338
                                                   --------  --------
        Net Cash Provided (Required)
            by Operations......................... $  2,180  $   (207)

Cash Flows Provided (Requirements) from
    Investing Activities:
  Proceeds from maturities of investments......... $  5,088  $  7,550
  Purchases of investments........................   (5,010)   (2,230)
  Proceeds from sale of equipment.................        6         9
  Additions to property, plant, and equipment.....     (956)   (3,171)
                                                   --------  --------
        Net Cash (Required)Provided
            from Investing Activities............. $   (872) $  2,158

Cash Flows (Requirements) from
    Financing Activities:
  Dividends paid.................................. $ (1,405) $ (1,402)
                                                   --------  --------
        Net Cash (Required) by
            Financing Activities.................. $ (1,405) $ (1,402)
                                                   --------  --------
Net (Decrease) Increase in Cash................... $    (97) $    549
Cash at Beginning of Period.......................    1,358     3,402
                                                   --------  --------
        Cash at End of Period..................... $  1,261  $  3,951
                                                   ========  ========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest...................................... $      9  $     14
    Income taxes..................................       85       560

   The accompanying notes are an integral part of these statements.

                 PAUL MUELLER COMPANY AND SUBSIDIARIES
                NOTES TO CONDENSED FINANCIAL STATEMENTS
                        JUNE 30, 1999 AND 1998

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

   Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inven-tory levels and costs at that time, interim LIFO determinations, including those at June 30, 1999, must necessarily be based on management's estimate of expected year-end inventory levels and costs. Since estimates of future inventory levels and prices are subject to many factors beyond the control of management, interim financial results are subject to final year-end LIFO inventory amounts. Accordingly, inventory components reported for the period ending June 30, 1999, are estimates based on management's knowledge of the Company's production cycle, the costs associ-ated with this cycle, and the sales and purchasing volume of the Company.

3. On May 13, 1999, 6,000 shares of restricted common stock and non-qualified stock options for 20,400 shares of common stock, at a grant price of $36.00 per share, were awarded to key members of management with vesting periods of five (5) years. The market value of the restricted stock was $32.50 per share on the date of award, and the unamortized balance of deferred compensation is included under Shareholders' Investment on the accompanying con-solidated balance sheets. The 20,400 shares related to the non-qualified stock options were not considered in the fully diluted earnings per share computation because they would have been anti-dilutive.

   The following table sets forth the computation of basic and di-luted earnings per common share:

                                 Three Months Ended       Six Months Ended
                               ----------------------  ----------------------
                                 6-30-99     6-30-98     6-30-99     6-30-98
                               ----------  ----------  ----------  ----------
   Net income................. $  466,000  $1,684,000  $  633,000  $2,385,000
                               ==========  ==========  ==========  ==========
   Shares for basic earnings
     per common share -
     Weighted average shares
     outstanding..............  1,168,021   1,168,021   1,168,021   1,168,021
   Effect of restricted
     stock granted............          7           -           4           -
                               ----------  ----------  ----------  ----------
   Shares for diluted earnings
     per common share -
     Adjusted weighted average
     shares outstanding.......  1,168,028   1,168,021   1,168,025   1,168,021
                               ==========  ==========  ==========  ==========
   Basic earnings per
     common share.............      $0.40       $1.44       $0.54       $2.04
                                    =====       =====       =====       =====
   Diluted earnings per
     common share.............      $0.40       $1.44       $0.54       $2.04
                                    =====       =====       =====       =====

4. As previously reported, the Company was the defendant in a breach-of-contract/breach-of-warranty lawsuit concerning reactor vessels sold in 1992 in Tarrant County, Texas (Alcon Laboratories, Inc. versus Paul Mueller Company). As a result of a trial that ended in September 1997, the Company received an adverse decision, and the final judgment awarded damages, interest, and attorneys' fees totaling $1,700,000 to the Plaintiff. The decision also provided that interest at 10% compounded annually would accrue on the judg-ment amount until paid.

   Management believed the decision was incorrect and, based on ad-vice of legal counsel, appealed the decision. A decision on the appeal was rendered by the Court of Appeals on May 27, 1999, and the trial court's decision was upheld. After consultation with legal counsel, the Company decided not to pursue an additional appeal.

   On June 21, 1999, the Company was able to reach a settlement with Alcon Laboratories, Inc., in the amount of $1,875,000. As a re-sult of the settlement, the Company increased its reserve for the lawsuit in the second quarter to fully accrue for its liability. The addition to the reserve was $734,000.

   The Company is a defendant in two lawsuits pending at June 30, 1999. In the opinion of management, after consultation with legal counsel, the outcome of these lawsuits will not have a material adverse effect on the Company's consolidated financial statements.

   The Company currently employs approximately 860 people, of which nearly 380 are represented by the Sheet Metal Workers Union. The International Union called a strike beginning July 25, 1995, and currently 20 employees are participating

5. The Company has two reportable segments: Industrial Equipment and Dairy Farm Equipment. There are no intersegment sales.

   Revenues and profitability for each segment for the three months and six months ended June 30, 1999 and 1998, were as follows:

                                 Three Months Ended June 30
              ---------------------------------------------------------------
                                   (dollars in thousands)
                Dairy Farm      Industrial        Other /
                 Equipment       Equipment       Corporate      Consolidated
              --------------- --------------- --------------- ---------------
                1999    1998    1999    1998    1999    1998    1999    1998
              ------- ------- ------- ------- ------- ------- ------- -------
   Revenues
    from
    external
    custo-
    mers..... $ 6,836 $ 5,357 $17,345 $19,453 $     - $     - $24,181 $24,810
   Income
    before
    income
    tax...... $   976 $   747 $   485 $ 1,895 $  (806)$  (155)$   655 $ 2,487
                                  Six Months Ended June 30
              ---------------------------------------------------------------
                                   (dollars in thousands)
                Dairy Farm      Industrial        Other /
                 Equipment       Equipment       Corporate      Consolidated
              --------------- --------------- --------------- ---------------
                1999    1998    1999    1998    1999    1998    1999    1998
              ------- ------- ------- ------- ------- ------- ------- -------
   Revenues
    from
    external
    custo-
    mers..... $11,989 $ 9,101 $31,076 $33,133 $     - $     - $43,065 $42,234
   Income
    before
    income
    tax...... $ 1,715 $ 1,126 $  (110)$ 2,297 $  (693)$    71 $   912 $ 3,494

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

OPERATING RESULTS

Sales for the three months ended June 30, 1999, were $24,181,000 ver-sus sales of $24,810,000 for the three months ended June 30, 1998. Industrial Equipment sales declined $2,108,000 primarily due to lower sales for Processing Equipment. The lower sales were the result of a significantly lower backlog for Processing Equipment at March 31, 1999, compared to March 31, 1998. Sales of Dairy Farm Equipment for the quarter ended June 30, 1999, increased $1,479,000 over the same period of a year ago. The increase occurred solely within the domes-tic market, as order entry was strong due to continued favorable feed prices, stable milk prices, and ongoing farm consolidation. Overall, export sales were down for the second quarter compared to the second quarter of a year ago by $2,600,000. The variance was due to shipments for one large Processing Equipment order during the second quarter of 1998 and lower export sales of Dairy Farm Equip-ment during the second quarter of 1999.

The gross profit rate for the three months ended June 30, 1999, was 24.7% compared to 27.7% for the three months ended June 30, 1998. The primary reason for the lower gross profit rate was lower burden absorption primarily for the Processing Equipment product line, as direct labor for Processing Equipment for the second quarter de-clined 21% from the second quarter of a year ago; and this was due to the significantly lower sales backlog for Processing Equipment during the second quarter of 1999 versus 1998. Also, this was the primary reason for the decline in profitability for the Industrial Equipment segment when comparing 1999 to 1998.

Selling, general, and administrative expense increased $72,000 for the quarter ended June 30, 1999, versus the quarter ended June 30, 1998. Expenditures were higher for literature and catalogs, com-missions for manufacturers' representatives, product development activities, and legal fees.

Other income (expense) for the three months ended June 30, 1999, was lower than the three months ended June 30, 1998, due to lower royalty income, lower trucking income, and the settlement of the Alcon lawsuit. The Company was the defendant in a breach-of-contract/breach-of-warranty lawsuit concerning reactor vessels sold in 1992 in Tarrant County, Texas (Alcon Laboratories, Inc. versus Paul Mueller Company). As a result of a trial that ended in September 1997, the Company received an adverse decision, and the final judgment awarded damages, interest, and attorneys' fees total-ing $1,700,000 to the Plaintiff. The decision also provided that interest at 10% compounded annually would accrue on the judgment amount until paid.

Management believed the decision was incorrect and, based on advice of legal counsel, appealed the decision. A decision on the appeal was rendered by the Court of Appeals on May 27, 1999, and the trial court's decision was upheld. After consultation with legal counsel, the Company decided not to pursue an additional appeal.

On June 21, 1999, the Company was able to reach a settlement with Alcon Laboratories, Inc., in the amount of $1,875,000. As a result of the settlement, the Company increased its reserve for the lawsuit in the second quarter to fully accrue for its liability. The addi-tion to the reserve was $734,000.

The effective tax rate for the second quarter of 1999 and 1998 varied from the statutory tax rate (34%) primarily as a result of tax-exempt interest and the lower effective tax rate of the Foreign Sales Corpor-ation (FSC).

Sales for the six months ended June 30, 1999, were $43,065,000 com-pared to $42,234,000 for the same period ended June 30, 1998. Indus-trial Equipment sales declined $2,057,000, while sales of Dairy Farm Equipment increased $2,888,000. The decline in Industrial Equipment sales was due to a 23% decrease in Processing Equipment sales, when comparing periods, as the backlog for Processing Equipment at Decem-ber 31, 1998, was 31% lower than the December 31, 1997, backlog which included several large orders. Nearly all of the remaining product lines within the Industrial Equipment segment reported improved sales when comparing periods. Dairy Farm Equipment sales increased 32% for the six months ended June 30, 1999, versus the six months ended June 30, 1998, with the increase coming entirely from the domes-tic market, as export sales were down by approximately $800,000. Favorable feed prices and stable milk prices in the domestic market, along with continuing farm consolidation, were the reasons for the improved sales.

The gross profit rate for the six months ended June 30, 1999, was 24.1% versus 27.6% for the same period of a year ago. The primary reason for the decline in the gross profit rate was lower burden absorption due to a 14% lower overall beginning backlog at the start of 1999 compared to 1998. This resulted in lower productive labor and, therefore, a lower deferral of factory burden and again relates primarily to the Processing Equipment product line due to a reduced backlog of work. This was a significant contributor to the decline in profitability for the Industrial Equipment segment between 1999 and 1998. Overall, factory spending was favorable, and the gross margin rate for the current six-month period was comparable to the same period of a year ago.

Selling, general, and administrative expenses were higher for the first six months of 1999 by $311,000 compared to the first six months of 1998. Expenditures were higher for personnel costs, commissions for manufacturers' representatives, warranty, consulting fees, and new product development.

Interest income was lower for the six months ended June 30, 1999, com-pared to the six months ended June 30, 1998, due to lower average interest rates and a lower level of investable funds. Other income (expense) was lower in 1999 compared to 1998 due to the additional provision booked for the Alcon lawsuit settlement discussed above, lower trucking results as a result of reduced mileage, and lower royalty income.

The effective tax rate for the six months ended June 30, 1999 and 1998, varied from the statutory tax rate (34%) primarily as a result of tax-exempt interest and the lower effective tax rate of the FSC.

As previously reported, the labor contract with the Sheet Metal Workers Union (which covers a portion of the employees at the Springfield, Missouri, plant) expired on June 11, 1994. Extensive negotiations were conducted with union representatives, but a new contract was not achieved. The International Union called a strike which began on July 25, 1995, and the largest number of employees participating was approximately 185 during the fourth quarter of 1995. A substantial number of employees returned to work during 1996; and currently, there are only 20 employees participating. No action has been taken by the union to prevent nonstriking employees from working. The Company implemented the provisions of its revised and final offer effective April 1, 1996, which remains open for the union's acceptance; and no further negotiations are scheduled.

The union has filed unfair labor practice complaints against the Company. As a result, hearings were held in August of 1996 and in November of 1997 before an administrative law judge of the National Labor Relations Board (NLRB), and the decisions of both hearings have been appealed to the NLRB. An additional hearing was held before an administrative law judge of the NLRB in December of 1998; and the judge ruled against the Company on one minor issue, which it will not appeal. The union has appealed the other decisions to the NLRB. A hearing before an administrative law judge on another unfair labor practice complaint against the Company is currently scheduled for November 1999. A final determination of all charges pending may take up to two years. However, management believes that, based on an evaluation by counsel, there is no material financial exposure to the Company.

The Company currently employs about 860 people, of which approxi-mately 380 at the Springfield, Missouri, facility are represented by the Sheet Metal Workers Union. The Company has facilities located in Springfield, Missouri, and Osceola, Iowa. There are approxi-mately 770 employees assigned to the Springfield facility; and at the Osceola facility, there are an additional 90 employees, none of which are represented by a labor union.

As is more fully described in the Company's annual report on Form 10-K for the year ended December 31, 1998, the Company has identified approximately 330 files that will require remediation to make them Year 2000 compliant. One hundred percent of the files identified have been remediated, and testing has been performed to verify that the files are Year 2000 compliant. A comprehensive system test is planned as additional verification of Year 2000 compliance, and it will be completed in August 1999. Costs estimated for the remedia-tion and testing have not changed materially from those costs esti-mated in Form 10-K for the year ended December 31, 1998.

Management is in the process of surveying companies with which it has important commercial relationships (major vendors and customers) to insure that their systems are Year 2000 compliant and that there will be no disruption in the supply of goods or services or disruption of sales and payments. Management has completed the assessment of its noninformation technology systems within its facilities, and all equipment has been determined to be compliant, or compliance is not an issue. Management is also monitoring the progress of its outside suppliers of utilities and phone service to insure that they will be Year 2000 compliant. The Company's products are Year 2000 compliant, or Year 2000 compliance is not an issue.

Management does not believe that there is a significant risk of non-compliant internal systems. Management believes that the key risk factors associated with the Year 2000 are those they cannot directly control, primarily the readiness of key suppliers. The failure of a critical third party vendor to be Year 2000 compliant could signi-ficantly disrupt operations. Management intends to closely monitor the progress of key vendors as to their Year 2000 compliance and to assess the potential impact on the Company. Essential raw materials used in production are normally stocked, and stocking levels could be increased if there are indications of potential problems. Addi-tionally, management will identify alternate sources of supply to insure that there is no disruption in the flow of materials used in production.

The forecast of cost and the date on which management believes it will complete its Year 2000 modifications are based on its best esti-mates which, in turn, were based on management's assumptions of future events, including continued availability of resources and other factors. Management cannot be sure that these estimates will be achieved, and actual results could differ from those anticipated.

Market risks relating to the Company's operations result primarily from changes in foreign exchange rates and interest rates, as well as stainless steel prices. The Company periodically enters into foreign-exchange forward or spot contracts to hedge the exposure to foreign-currency-denominated purchase transactions. Forward con-tracts generally have maturities of less than three months. Foreign-currency-denominated purchases were $1,188,000 and $1,474,000 for the six months ended June 30, 1999 and 1998, respectively. There were no foreign exchange forward contracts outstanding or foreign currencies held at June 30, 1999 and 1998. The Company's financial instruments that are exposed to interest rate risks consist of avail-able-for-sale investments that are recorded at market value. Avail-able-for-sale investments are maintained in high-quality securities that consist of tax-exempt bonds, taxable bond funds, and taxable and tax-exempt variable-rate preferred stock funds. Tax-exempt bonds generally have maturities of from three to twelve months. Unrea-lized holding gains and losses were not material as of June 30, 1999 or 1998, and there were no significant realized gains or losses during the periods. The Company does not use financial instruments for trading purposes. The risk of significant changes in stainless steel pricing for Industrial Equipment segment projects that extend over several months is managed by contracting for the stainless steel at the time the project is obtained.

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

Looking to the balance of 1999, there are factors that could affect the results of operations. If there is expanded employee participa-tion for an extended period of time in the strike mentioned above, this could have an adverse effect on the level of production and the ability to secure orders. Our markets in Southeast Asia remain fragile due to the financial crisis, and this could have an adverse impact on order entry for certain product lines within the Indus-trial Equipment segment. In July, mills raised the price of stainless steel by approximately 7%. Additionally, one mill has announced a surcharge on stainless steel, effective with October 1999 shipments, which would increase prices by another 7%. If all mills follow the surcharge increase and if we are unable to pass these price increases along to our customers, this could have an adverse effect on margins and profitability.

The backlog of sales at June 30, 1999, was $27,100,000 compared to $28,300,000 at June 30, 1998. The June 30, 1999, backlog represents orders that will be completed and shipped over the next twelve months.

FINANCIAL CONDITION

The consolidated financial condition and the liquidity of the Company at June 30, 1999, have not changed significantly since December 31, 1998. There are no significant commitments for capital expenditures at June 30, 1999.

PART II  -  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         a. Exhibits

                                                         Sequentially
            Exhibit                                        Numbered
            Number                 Exhibit                    Page
            ------  -------------------------------------  --------
             (10)   Paul Mueller Company 1999 Long-Term
                    Incentive Plan (incorporated herein
                    by reference to Exhibit A to the
                    Registrant's 1999 Proxy Statement
                    filed with the Commission on March
                    26, 1999).
             (27)   Financial Data Schedule..............     14

         b. Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended June 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PAUL MUELLER COMPANY

DATE:  August 9, 1999           /S/         DONALD E. GOLIK
       --------------           --------------------------------------
                                Donald E. Golik, Senior Vice President
                                     and Chief Financial Officer