Form 10-Q
period 1999-09-30
MUELLER PAUL CO
filed 1999-11-12
CIK 68726

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                ----------------------------------
                             FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934.  For the quarterly period ended
    September 30, 1999, or

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

Indicate the number of shares outstanding of the issuer's Common Stock as of November 9, 1999: 1,174,021

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

                PAUL MUELLER COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS
                        (Dollars in Thousands)
                               (Unaudited)

                                                   Sept. 30  Dec. 31
                                                     1999      1998
                                                   --------  --------
ASSETS
Current Assets:
  Cash............................................ $  2,557  $  1,358
  Available-for-sale investments, at market.......    3,144     5,254
  Accounts and notes receivable, less reserve
    of $528 at September 30, 1999, and $642
    at December 31, 1998, for doubtful accounts...   16,255    16,030
  Inventories (Note 2) -
    Raw materials and components.................. $  5,514  $  6,257
    Work-in-process...............................    4,236     1,808
    Finished goods................................    2,246     2,248
                                                   --------  --------
                                                   $ 11,996  $ 10,313
  Prepayments.....................................      567       437
                                                   --------  --------
      Total Current Assets........................ $ 34,519  $ 33,392
Other Assets (Note 5) ............................    4,065     2,956
Property, Plant & Equipment, at cost.............. $ 59,353  $ 58,787
  Less - Accumulated depreciation.................   40,944    39,998
                                                   --------  --------
                                                   $ 18,409  $ 18,789
                                                   --------  --------
                                                   $ 56,993  $ 55,137
                                                   ========  ========

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
  Accounts payable................................ $  4,508  $  3,077
  Accrued expenses................................    5,940     6,378
  Advance billings................................    6,994     4,514
                                                   --------  --------
      Total Current Liabilities................... $ 17,442  $ 13,969
Other Long-Term Liabilities.......................    1,157     1,160
Contingencies (Note 4)............................
Shareholders' Investment:
  Common Stock, par value $1 per share --
    Authorized 20,000,000 shares --
    Issued 1,348,325 shares....................... $  1,348  $  1,342
  Preferred Stock, par value $1 per share --
    Authorized 1,000,000 shares --
    No shares issued..............................        -         -
  Paid-in surplus.................................    4,496     4,307
  Retained earnings...............................   35,286    36,913
                                                   --------  --------
                                                   $ 41,130  $ 42,562
Less - Treasury stock, 174,304 shares at
         September 30, 1999, and December 31,
         1998, at cost............................    2,554     2,554
       Deferred compensation (Note 3).............      182         -
                                                   --------  --------
                                                   $ 38,394  $ 40,008
                                                   --------  --------
                                                   $ 56,993  $ 55,137
                                                   ========  ========

 The accompanying notes are an integral part of these balance sheets.

                PAUL MUELLER COMPANY AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME
           (Dollars in Thousands Except Per Share Amounts)
                             (Unaudited)

                               Three Months Ended   Nine Months Ended
                                  September 30        September 30
                               ------------------  ------------------
                                 1999      1998      1999      1998
                               --------  --------  --------  --------
Net Sales..................... $ 23,603  $ 25,126  $ 66,668  $ 67,360
Cost of Sales.................   19,204    19,156    51,903    49,722
                               --------  --------  --------  --------
    Gross Profit.............. $  4,399  $  5,970  $ 14,765  $ 17,638
Selling, General and
  Administrative Expenses.....    4,660     4,453    13,490    12,973
                               --------  --------  --------  --------
    Operating Income.......... $   (261) $  1,517  $  1,275  $  4,665

Other Income (Expense):
  Interest income............. $     87  $    103  $    263  $    297
  Interest expense............       (2)       (2)       (6)      (12)
  Other, net (Note 4).........      (75)        7      (871)      169
                               --------  --------  --------  --------
                               $     10  $    108  $   (614) $    454
                               --------  --------  --------  --------

Income (Loss) before
  Income Taxes................ $   (251) $  1,625  $    661  $  5,119
Provision (Benefit) for
  Income Taxes................     (101)      508       178     1,617
                               --------  --------  --------  --------
    Net Income (Loss)......... $   (150) $  1,117  $    483  $  3,502
                               ========  ========  ========  ========

Basic and Diluted
  Earnings (Loss) per
  Common Share (Note 3)....... $  (0.13) $   0.96  $   0.41  $   3.00
                               ========  ========  ========  ========

   The accompanying notes are an integral part of these statements.

                PAUL MUELLER COMPANY AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                       (Dollars in Thousands)
                            (Unaudited)

                                                   Nine Months Ended
                                                     September 30
                                                 --------------------
                                                   1999        1998
                                                 --------    --------
Cash Flows from Operating Activities:
  Net income.................................... $    483    $  3,502
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Bad debts (recoveries)......................      (39)         (5)
    Depreciation and amortization...............    2,160       1,932
    (Gain) on sales of fixed assets.............        -          (7)
    Changes in assets and liabilities -
      Decrease in interest receivable...........       58          83
      (Increase) decrease in accounts
        and notes receivable....................     (187)      3,129
      (Increase) in inventory...................   (1,683)     (4,301)
      (Increase) in prepayments.................     (130)       (567)
      (Increase) decrease in other assets.......      (68)        103
      Increase (decrease) in accounts payable...    1,431        (270)
      (Decrease) increase in accrued expenses...     (438)      1,495
      Increase in advance billings..............    2,480         282
      (Decrease) in long-term liabilities.......       (3)       (165)
                                                 --------    --------
        Net Cash Provided by Operations......... $  4,064    $  5,211

Cash Flows Provided (Requirements) from
    Investing Activities:
  Proceeds from maturities of investments....... $  9,030    $ 10,485
  Purchases of investments......................   (6,978)    (10,469)
  Investment in joint venture...................   (1,083)          -
  Proceeds from sale of equipment...............        9           9
  Additions to property, plant and equipment....   (1,734)     (3,999)
                                                 --------    --------
        Net Cash (Required) from
          Investing Activities.................. $   (756)   $ (3,974)

Cash Flows (Requirements) from
    Financing Activities:
  Dividends paid................................ $ (2,109)   $ (2,102)
                                                 --------    --------
        Net Cash (Required) by
          Financing Activities.................. $ (2,109)   $ (2,102)
                                                 --------    --------
Net Increase (Decrease) in Cash................. $  1,199    $   (865)

Cash at Beginning of Period.....................    1,358       3,402
                                                 --------    --------
        Cash at End of Period................... $  2,557    $  2,537
                                                 ========    ========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest.................................... $      9    $     14
    Income taxes................................      115       1,372

   The accompanying notes are an integral part of these statements.

                PAUL MUELLER COMPANY AND SUBSIDIARIES
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1999 AND 1998
                             (Unaudited)

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

   Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time, interim LIFO determinations, including those at September 30, 1999, must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since estimates of future inventory levels and costs are subject to many factors beyond the control of management, interim financial results are subject to final year-end LIFO inventory amounts. Accordingly, inventory components reported for the period ending September 30, 1999, are estimates based on management's knowledge of the Company's production cycle, the costs associated with this cycle, and the sales and purchasing volume of the Company.

3. On May 13, 1999, 6,000 shares of restricted common stock and nonqualified stock options for 20,400 shares of common stock, at a grant price of $36.00 per share, were awarded to key mem-bers of management with vesting periods of five (5) years. The market value of the restricted stock was $32.50 per share on the date of award, and the unamortized balance of deferred compensa-tion is included under Shareholders' Investment on the accom-panying consolidated balance sheets. The 20,400 shares related to the nonqualified stock options were not considered in the diluted earnings per share computation because they would have been antidilutive.

   The following table sets forth the computation of basic and diluted earnings per common share:

                                 Three Months Ended       Nine Months Ended
                               ----------------------  ----------------------
                                 9-30-99     9-30-98     9-30-99     9-30-98
                               ----------  ----------  ----------  ----------
   Net income (loss).......... $ (150,000) $1,117,000  $  483,000  $3,502,000
                               ==========  ==========  ==========  ==========
   Shares for basic earnings
       per common share -
     Weighted average shares
       outstanding............  1,168,021   1,168,021   1,168,021   1,168,021
   Effect of restricted
     stock granted............          -           -         152           -
                               ----------  ----------  ----------  ----------
   Shares for diluted earnings
       per common share -
     Adjusted weighted average
     shares outstanding.......  1,168,021   1,168,021   1,168,173   1,168,021
                               ==========  ==========  ==========  ==========
   Basic earnings (loss)
     per common share.........     $(0.13)     $ 0.96      $ 0.41      $ 3.00
                                   ======      ======      ======      ======
   Diluted earnings (loss)
     per common share.........     $(0.13)     $ 0.96      $ 0.41      $ 3.00
                                   ======      ======      ======      ======

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

   Management believed the decision was incorrect and, based on advice of legal counsel, appealed the decision. A decision on the appeal was rendered by the Court of Appeals on May 27, 1999, and the trial court's decision was upheld. After consultation with legal counsel, the Company decided not to pursue an addi-tional appeal.

   On June 21, 1999, the Company was able to reach a settlement with Alcon Laboratories, Inc., in the amount of $1,875,000. As a result of the settlement, the Company increased its reserve for the lawsuit in the second quarter to fully accrue for its lia-bility. The addition to the reserve was $734,000, and it is included in Other, net on the Consolidated Condensed Statements of Income.

   The Company is a defendant in two lawsuits pending at September 30, 1999. In the opinion of management, after consultation with legal counsel, the outcome of these lawsuits will not have a material adverse effect on the Company's consolidated financial statements.

   The Company currently employs approximately 850 people, of which nearly 380 are represented by the Sheet Metal Workers Union. The International Union called a strike beginning July 25, 1995, and currently 19 employees are participating.

5. On August 17, 1999, the Company established a joint venture when it acquired 50% of the common stock of Mueller Montana de Mexico, a Mexican fabricator of processing equipment, for a price of $1,083,000. Fifty percent (50%) of the price was a contribu-tion to the capital of Mueller Montana de Mexico for the benefit of all shareholders and fifty percent (50%) was paid to former shareholders. The investment in the joint venture was not material to the Company's financial position or results of operations. The investment is included in Other Assets on the Consolidated Condensed Balance Sheets.

6. The Company has two reportable segments: Industrial Equipment and Dairy Farm Equipment. There are no intersegment sales.

   Revenues and profitability for each segment for the three months and the nine months ended September 30, 1999 and 1998, were as follows:

                              Three Months Ended September 30
              ---------------------------------------------------------------
                                   (dollars in thousands)
                Dairy Farm      Industrial        Other /
                 Equipment       Equipment       Corporate      Consolidated
              --------------- --------------- --------------- ---------------
                1999    1998    1999    1998    1999    1998    1999    1998
              ------- ------- ------- ------- ------- ------- ------- -------
   Revenues
    from
    external
    custo-
    mers..... $ 6,377 $ 6,301 $17,226 $18,825 $     - $     - $23,603 $25,126
   Income
    (loss)
    before
    income
    tax...... $   821 $   943 $(1,139)$   305 $    67 $   377 $  (251)$ 1,625
                               Nine Months Ended September 30
              ---------------------------------------------------------------
                                   (dollars in thousands)
                Dairy Farm      Industrial        Other /
                 Equipment       Equipment       Corporate      Consolidated
              --------------- --------------- --------------- ---------------
                1999    1998    1999    1998    1999    1998    1999    1998
              ------- ------- ------- ------- ------- ------- ------- -------
   Revenues
    from
    external
    custo-
    mers..... $18,366 $15,402 $48,302 $51,958 $     - $     - $66,668 $67,360
   Income
    (loss)
    before
    income
    tax...... $ 2,536 $ 2,069 $(1,249)$ 2,602 $  (626)$   448 $   661 $ 5,119

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

OPERATING RESULTS

Sales for the three months ended September 30, 1999, were $23,603,000 versus sales of $25,126,000 for the three months ended September 30, 1998. Overall, sales were lower by $1,523,000, with the decrease attributable to the Industrial Equipment segment, as Dairy Farm Equipment sales increased very slightly. The lower sales were in part due to a reduced backlog for the Processing Equipment product line, within the Industrial Equipment segment, at June 30, 1999, compared to June 30, 1998. Also, delays by customers for projects that were in-house reduced the availability of work and shipments during the third quarter of 1999, particularly for the Processing Equipment product line. When comparing the third quarter of 1999 to the third quarter of 1998, the sales of Beverage Processing Equipment were substantially lower in 1999, as 1998 included several large shipments of custom-fabricated Beverage Equipment to a Japanese customer. Sales of Dairy Farm Equipment rose only slightly when comparing the third quarter of 1999 to the third quarter of 1998, as sales were higher to the domestic market, but were offset by lower export sales.

The gross profit rate for the third quarter of 1999 was 18.6% com-pared to 23.8% for the third quarter of 1998. The reduction in the gross profit rate was due to (a) the $1,523,000 decline in sales and
(b) lower gross margins. Margins were particularly lower on our custom-fabricated Processing Equipment, as the workload was down substantially during the third quarter of 1999 compared to the third quarter of 1998. The low workload, coupled with delays by custo-mers on projects in-house, contributed to inefficiency in the shop. Additionally, very competitive pricing conditions in the marketplace continued to put pressure on margins. In contrast, the third quarter of 1998 included a much greater workload for custom-fabricated Processing Equipment and a more profitable mix of projects. Manufacturing burden was comparable for the third quar-ter of 1999 and the third quarter of 1998. These factors all contributed to the lower profitability of the Industrial Equipment segment for 1999 compared to 1998.

Selling, general and administrative expenses were unfavorable by $207,000 when comparing the third quarter ended September 30, 1999, with the same period of a year ago. Higher expenditures were in-curred for compensation, manufacturers' representative's commissions, warranty, and insurance.

Other income (expense) decreased for the third quarter of 1999 com-pared to the third quarter of 1998. The reduction was due to lower trucking income and royalty income and to a decrease in interest income, as both the level of investable funds and average interest rates were lower in 1999 compared to 1998.

The effective tax rate for the third quarter of 1999 and 1998 varied from the statutory tax rate (34%) primarily as a result of tax-exempt interest and the lower effective tax rate of the Foreign
Sales Corporation (FSC).

Sales for the nine months ended September 30, 1999 and 1998, were $66,668,000 and $67,360,000, respectively. Industrial Equipment sales declined by $3,656,000, while Dairy Farm Equipment sales improved by $2,964,000. The reduction in Industrial Equipment sales was due to an 18% decrease in sales of custom-fabricated Processing Equipment when comparing periods. The backlog for Processing Equipment at December 31, 1998, was 31% lower than the December 31, 1997, backlog, which included several large projects for Processing Equipment. As mentioned above, sales of custom-fabricated Beverage Equipment were substantially lower in 1999 compared to 1998 pri-marily due to a large project for a Japanese customer. Sales of Dairy Farm Equipment were 19% higher when comparing the first three quarters of 1999 to the first three quarters of 1998. The increase came entirely from the domestic market, as export sales were down by approximately $1,000,000. The favorable milk prices and feed prices in the domestic market, along with continuing farm consolidation, were the main reasons for the improved sales. Export sales of Dairy Farm Equipment were adversely affected by the financial problems in the Asian market and poor market conditions in the United Kingdom market.

The gross profit rate for the nine months ended September 30, 1999, was 22.1% versus 26.2% for the comparable period of 1998. The primary reasons for the decline in the gross profit rate were a lower volume of work and sales as mentioned above and lower gross margin rates. The lower sales related to the Industrial Equipment segment, and more particularly the Processing Equipment product line. Beginning 1999 with a substantially lower backlog led to a lower volume of work in the factory and lower sales. At the same time, as a result of the low workload, manufacturing burden was higher, resulting in a reduction in profitability. The gross margin rate was adversely affected by very competitive pricing, particularly on custom-fabricated Processing Equipment. Additionally, the low workload in the factory and delays by customers contributed to unfavorable labor performance. The lower volume of work and sales and the lower gross margins were all significant contributors to the decline in profitability for the Industrial Equipment segment between 1999 and 1998.

Selling, general, and administrative expenses were higher for the first nine months of 1999 by $517,000 compared to the first nine months of 1998. Expenditures were higher for personnel costs, manufacturers' representative's commissions, warranty, product development expenses, and insurance. The increase in selling, general, and administrative expense is reasonable in view of the fact that order entry was higher by 20% for the Industrial Equipment segment and higher by 62% for the Dairy Farm Equipment segment for the first nine months of 1999 compared to the first nine months of 1998.

Other income (expense) was significantly lower for the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998. Interest income declined due to lower average interest rates and a lower level of investable funds. Other, net was lower due to a lower result from our trucking operation, a reduction in royalty income, and the additional provision of $734,000 for settle-ment of the Alcon lawsuit.

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

On June 21, 1999, the Company was able to reach a settlement with Alcon Laboratories, Inc., in the amount of $1,875,000. As a result of the settlement, the Company increased its reserve for the lawsuit in the second quarter of 1999 to fully accrue for its liability.
The addition to the reserve was $734,000.

The effective tax rate for the nine months ended September 30, 1999 and 1998, varied from the statutory tax rate (34%) primarily as a result of tax-exempt interest and the lower effective tax rate of the FSC.

As previously reported, the labor contract with the Sheet Metal Workers Union (which covers a portion of the employees at the Springfield, Missouri, plant) expired on June 11, 1994. Extensive negotiations were conducted with union representatives, but a new contract was not achieved. The International Union called a strike that began on July 25, 1995, and the largest number of employees participating was approximately 185 during the fourth quarter of 1995. A substantial number of employees returned to work during 1996; and currently, there are only 19 employees participating. No action has been taken by the union to prevent nonstriking employees from working. The Company implemented the provisions of its revised and final offer effective April 1, 1996, which remains open for the union's acceptance; and no further negotiations are scheduled.

The union has filed unfair labor practice complaints against the Company. As a result, hearings were held in August 1996 and in November 1997 before an administrative law judge of the National Labor Relations Board (NLRB), and the decisions of both hearings have been appealed to the NLRB. An additional hearing was held before an administrative law judge of the NLRB in December 1998;
and the judge ruled against the Company on one minor issue, which it will not appeal. The union appealed the other decisions to the NLRB. Another hearing before an administrative law judge of the NLRB on other unfair labor practice complaints against the Company was held in November 1999 and no decision was rendered. A final determination of all charges pending may take two to three years. However, management believes, based on an evaluation by counsel, that there is no material financial exposure to the Company.

The Company currently employs about 850 people, of which approxi-mately 380 at the Springfield, Missouri, facility are represented by the Sheet Metal Workers Union. The Company has facilities located in Springfield, Missouri, and Osceola, Iowa. There are approximately 760 employees assigned to the Springfield facility; and at the Osceola facility, there are an additional 90 employees, none of which are represented by a labor union.

As is more fully described in the Company's annual report on Form 10-K for the year ended December 31, 1998, the Company identified approximately 330 files that required remediation to make them Year 2000 compliant. All of the files identified have been remediated, and testing has been performed to verify that the files are Year 2000 compliant. A comprehensive system test for additional verification of Year 2000 compliance was successfully completed. Costs estimated for the remediation and testing have not changed materially from those costs estimated in Form 10-K for the year ended December 31, 1998.

Management is in the process of surveying companies with which it has important commercial relationships (major vendors and customers) to insure that their systems are Year 2000 compliant and that there will be no disruption in the supply of goods or services or disrup-tion of sales and payments. Management has completed the assessment of its noninformation technology systems within its facilities; and all equipment has been determined to be compliant, or compliance is not an issue. Management is also monitoring the progress of its outside suppliers of utilities and phone service to insure that they will be Year 2000 compliant. The Company's products are Year 2000 compliant, or Year 2000 compliance is not an issue.

Management does not believe that there is a significant risk of non-compliant internal systems. Management believes that the key risk factors associated with the Year 2000 are those they cannot directly control, primarily the readiness of key suppliers. The failure of a critical third-party vendor to be Year 2000 compliant could signi-ficantly disrupt operations. Management intends to closely monitor the progress of key vendors as to their Year 2000 compliance and to assess the potential impact on the Company. Essential raw materials used in production are normally stocked, and stocking levels could be increased if there are indications of potential problems. Addi-tionally, management will identify alternate sources of supply to insure that there is no disruption in the flow of materials used in production.

The forecast of cost and the date on which management believes it will complete its Year 2000 modifications are based on its best estimates that, in turn, were based on management's assumptions of future events, including continued availability of resources and other factors. Management cannot be sure that these estimates will be achieved, and actual results could differ from those anticipated.

Market risks relating to the Company's operations result primarily from changes in foreign exchange rates and interest rates, as well as stainless steel prices. The Company periodically enters into foreign-exchange forward or spot contracts to hedge the exposure to foreign-currency-denominated purchase transactions. Forward contracts generally have maturities of less than three months. Foreign-currency-denominated purchases were $2,690,000 and $2,543,000 for the nine months ended September 30, 1999 and 1998, respectively. The Company's financial instruments that are exposed to interest rate risks consist of available-for-sale investments that are recorded at market value. Available-for-sale investments are maintained in high-quality securities that consist of tax-exempt bonds, taxable bond funds, and taxable and tax-exempt variable-rate preferred stock funds. Tax-exempt bonds generally have maturities of from three to twelve months. Unrealized holding gains and losses were not material as of September 30, 1999 or 1998, and there were no significant realized gains or losses during the periods. The Company does not use financial instruments for trading purposes. The risk of signi-ficant changes in stainless steel pricing for Industrial Equipment segment projects that extend over several months is managed by contracting for the stainless steel at the time the project is obtained.

Concentration of credit risk, with respect to receivables, is limited due to the large number of customers and their dispersion across a wide geographic area. The Company performs credit evalu-ations of all new customers and periodically reviews the financial condition of existing customers. For Industrial Equipment segment orders, down payments and/or progress payments are generally required based on the dollar value of the order and customer credit-worthiness. Foreign receivables are generally secured by irrevocable letters of credit confirmed by a major U.S. bank.

Looking forward to the balance of 1999, there are factors that could affect the results of operations. If there is expanded employee par-ticipation for an extended period of time in the strike mentioned above, this could have an adverse effect on the level of production and the ability to secure orders. The markets in Southeast Asia remain fragile due to the financial crisis, and this could have an adverse impact on order entry for certain product lines within the Industrial Equipment segment. The domestic milk price has recently declined; and coupled with the normal seasonal activity for Dairy Farm Equipment in the fall, we expect order entry to decline for the balance of the year. Steel mills announced price increases of 7% for stainless steel in both July and August of 1999. Addition-ally, effective with shipments of stainless steel in October 1999, orders are subject to surcharges at the time of shipment based on the material price of nickel, chromium, and molybdenum. The cost of our products will be increased by the increase in stainless steel prices, and this could have an adverse effect on order entry and profitability if we are unable to pass the cost increases on to our customers. The market for our custom-fabricated Processing Equipment continues to be very competitive as to both price and delivery.

The backlog of sales at September 30, 1999, was $36,700,000 compared to $27,100,000 at June 30, 1999, and $22,600,000 at September 30,
1998. The September 30, 1999, backlog represents orders that will be completed and shipped over the next twelve months.

FINANCIAL CONDITION

The consolidated financial condition and the liquidity of the Company at September 30, 1999, have not changed significantly since December 31, 1998. There are no significant commitments for capital expendi-tures at September 30, 1999.

PART II - OTHER INFORMATION

Item 5.   Other Information.

                 NOTICE REQUIREMENTS FOR SHAREHOLDER PROPOSALS
                         AND NOMINATIONS FOR DIRECTOR

          The Bylaws of Paul Mueller Company (the "Company") were amended on October 27, 1999, by the Board of Directors to set forth certain notice requirements for proposals at an annual meeting of the shareholders ("annual meeting") and nominations of persons for election to the Board of Directors. No business may be transacted at an annual meeting other than business that is either (a) specified in the notice of meeting (or any supplement thereto) given by or at the direction of the Board of Directors (or a designated committee thereof), (b) otherwise properly brought before the annual meeting by or at the direction of the Board of Directors (or a designated committee thereof), or (c) otherwise properly brought before the annual meeting by a shareholder who is a shareholder of record (both on the date said shareholder gives notice of such business as provided in the Bylaws and on the record date for the determination of shareholders entitled to vote at such annual meeting).

          The Bylaws provide that in addition to any other applicable requirements, for business to be properly brought before an annual meeting by a shareholder, including, without limitation, nominations of persons for election to the Board of Directors, such shareholder must have given timely notice thereof in proper written form to the Secretary of the corporation. To be timely, a share-holder's notice must be received by the Secretary of the Company at the Company's principal executive offices not later than the close of business on the 90th day nor earlier than the close of business on the 120th day prior to the anniversary of the preceding year's annual meeting; provided, however, that in the event the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, notice by the shareholder to be timely must be so received not earlier than the close of business on the 120th day prior to such annual meeting and not later than the close of business on the later of
          (a) the 90th day prior to such annual meeting or (b) the 10th day following the day on which public announcement of the date of such annual meeting is first made. If the nomination of a person for election as a director relates to a special meeting of shareholders, the nomination must be received by the Secretary of the Company at the prin-cipal executive offices not earlier than the close of business on the 120th day prior to such special meeting and not later than the close of business on the later of
          (c) the 90th day prior to such special meeting, or (d) the 10th day following the day on which public announcement is first made by the Company of the date of such special meeting.

          To be in proper written form, a shareholder's notice to the Secre-tary shall set forth (a) as to each person whom the shareholder proposes to nominate for election as a direc-tor, all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors in an election contest, or as other-wise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, and Rule 14a-11 thereunder (including such person's written consent to being named in the proxy statement as a nominee and to serving as a director if elected); (b) as to each other matter the shareholder proposes to bring before an annual meeting, a brief des-cription of the business desired to be brought before the annual meeting, the reasons for conducting such business at the annual meeting, and any material interest of the shareholder proposing to bring such business before such meeting (or of any other shareholder known to be sup-porting such proposal) in such proposal; and (c) as to the shareholder giving the notice (i) the name and address, as they appear on the Company's books, of the shareholder proposing such business, (ii) the class and number of shares of the Company which are beneficially owned by the shareholder, (iii) the names and addresses of the bene-ficial owners, if any, of any capital stock of the cor-poration registered in such shareholders' names on the Company's books, and the class and number of shares of the Company owned by such beneficial owners, (iv) the names and addresses of other shareholders known by the shareholder proposing such business to support such proposal, and the class and number of shares of the corporation's capital stock beneficially owned by such other shareholder; and (v) a representation that such shareholder intends to appear in person or by proxy at the annual meeting to bring such business before the meeting.

          Only such persons who are nominated (a) by the Board of Directors (or a designated committee thereof), or (b) by a shareholder in accordance with the procedures set forth above shall be eligible to serve as directors of the Company and only such business shall be conducted at an annual meeting of shareholders as shall have been brought before the meeting in accordance with the provisions summarized above.

          Nothing in the Company's Bylaws shall be deemed to affect any rights of shareholders to request inclusion of propo-sals in the Company's proxy statement pursuant to Rule
          14a-8 of the Exchange Act.

          DEADLINES FOR SUBMISSION OF SHAREHOLDER PROPOSALS AND NOMI-NATIONS FOR 2000 ANNUAL MEETING.

          Shareholders of the Company are entitled to present pro-posals for consideration at forthcoming shareholder meetings provided that they comply with the proxy rules under the Exchange Act and the Bylaws of the Company. Shareholders wishing to present a proposal at the Company's 2000 Annual Shareholder Meeting (anticipated date May 1, 2000) must submit such proposal to the Company by November 29, 1999, if they wish for it to be eligible for inclusion in the proxy statement and form of proxy relating to that meeting. In addition, under the Company's Bylaws, a shareholder wishing to make a proposal or nomi-nate a person or persons for election as director at the 2000 Annual Shareholder Meeting must submit such a proposal or nomination to the Secretary of the Company not earlier than January 3, 2000, and not later than February 3, 2000. If the Secretary of the Company does not receive notice of a shareholder proposal or nomination within the time requirements and in the proper written form set forth in the Bylaws, then the Company will not be required to present such proposal at the 2000 Annual Meeting of Shareholders. The proposals must also comply with all applicable statutes, laws and regulations.

Item 6.   Exhibits and Reports on Form 8-K.

          a. Exhibits

                                                         Sequentially
            Exhibit                                        Numbered
            Number                 Exhibit                    Page
            ------  -------------------------------------  --------
              (3)   (a) Amendment One to the Restated
                        Bylaws of Paul Mueller Company,
                        adopted May 6, 1991, was approved
                        by the Board of Directors on
                        May 1, 1995......................     16
                    (b) Amendment Two to the Restated
                        Bylaws of Paul Mueller Company,
                        adopted May 6, 1991, was approved
                        by the Board of Directors on
                        October 27, 1999.................     17
             (27)   Financial Data Schedule..............     20

          b. Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended September 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            PAUL MUELLER COMPANY

DATE:  November 9, 1999     /S/           DONALD E. GOLIK
       ----------------     ------------------------------------------
                            Donald E. Golik, Senior Vice President and
                                      Chief Financial Officer