Form 10-K405
period 1999-12-31
MUELLER PAUL CO
filed 2000-03-27
CIK 68726

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                 ----------------------------------
                              FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the fiscal year ended: December 31, 1999

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

Indicate by check mark whether the Registrant (1) has filed all re-ports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

The aggregate market value of the voting stock of the Registrant held by nonaffiliates on February 29, 2000, was $27,141,380. As of March 10, 2000, there were 1,174,021 shares of common stock, $1 par value, of the Registrant outstanding.

Portions of the Proxy Statement for the annual meeting of shareholders to be held May 1, 2000, are incorporated by reference into Part III.

PART I

ITEM 1. - DESCRIPTION OF BUSINESS

     A.   GENERAL DEVELOPMENT OF BUSINESS

          The Registrant was incorporated under the laws of Missouri in 1946 as the successor to a business begun in 1940 to perform general sheet metal work, primarily for the building industry. In the mid-1940's, the Registrant expanded its operations to include the manufacture of poultry processing equipment and stainless steel cheese-making vats for dairy plants. The Registrant, in 1955, began manufacturing stainless steel milk coolers for dairy farms and in 1960 began manufacturing stainless steel storage tanks and discontinued its sheet metal operations. The Registrant purchased a water purification product line in January 1987. Today, the Registrant is one of the world's largest manufacturers of milk coolers for dairy farms. The Registrant is also one of the nation's leading manufacturers of custom-made stainless steel processing equipment for the food, dairy, beverage, chemical, pharma-ceutical, and other industries. The Registrant's products are incorporated into a wide variety of industrial applica-tions, including food and beverage processing, pharmaceu-tical and chemical processing, water distillation, heat transfer, HVAC, heat recovery, process cooling, and thermal energy storage. The Registrant opened a microbrewery and brewpub operation in December 1997 to showcase its brewery technology capability and expand its marketing of brewery systems.

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

          The Registrant has a license agreement with a Dutch company which allows for the production and sale of milk coolers in Europe and which provides royalties for the Registrant. The license can be terminated by either party on 60-days written notice.

          The Registrant entered into a license agreement in April 1998 under which it acquired the right to manufacture and market cross-flow heat exchangers on an exclusive basis in the U.S. and Canada. The license is subject to the licensor's nonexclusive right and license to sell cross-flow heat exchangers in the U.S. and Canada for food, dairy, and beverage applications. The Registrant also has a nonexclusive right to manufacture and sell cross-flow heat exchangers in any country outside the U.S. and Canada. The agreement has an initial term of five years and will automatically renew unless either party provides a one-year notification of nonrenewal. The Registrant is required to purchase only from the licensor the components necessary to fabricate the cross-flow heat exchanger as long as it has exclusivity.

          The Registrant formed Mueller Field Operations, Inc., a wholly owned subsidiary, during 1998 to perform field fabrication, installation, and erection services.

          The Registrant established a joint venture during 1999 when it acquired 50% of the common stock of Mueller Montana de Mexico, S.A. de C.V., a Mexican fabricator of processing equipment.

     B.   FINANCIAL INFORMATION ABOUT SEGMENTS

          Information about the earnings data by segment and sales by product category are covered in Note 6 of the Notes to Consolidated Financial Statements found in Part II, Item 8, and is incorporated herein by reference.

     C.   NARRATIVE DESCRIPTION OF BUSINESS

          The Registrant's segments include Dairy Farm Equipment and Industrial Equipment.

          The Dairy Farm Equipment segment includes standard products that are built to stock and are available for sale from inventory. The Dairy Farm Equipment segment sells milk-cooling and storage equipment and accessories, refrigera-tion units, and heat recovery equipment for use on dairy farms to independent dealers for resale. Sales are made to the domestic and export markets.

          The Industrial Equipment segment includes products that are designed and built to customer specifications. The Industrial Equipment segment sells the following products directly to industrial customers: food, beverage, chemi-cal, and pharmaceutical processing equipment; tank components; industrial heat transfer equipment; pure water equipment; thermal energy storage equipment; and commercial refrigeration equipment. Food processing equipment includes stainless steel storage and mixing tanks, food processors, cookers and coolers, and a variety of other custom-fabricated tanks. Beverage processing equipment includes stainless steel storage and fermen-tation tanks, brewhouse equipment, and other special equipment for breweries, wineries, distilleries, and soft-drink bottlers. Chemical and pharmaceutical processing equipment includes stainless steel and other alloy pressure vessels. Other industrial equipment products include water purification equipment, heat transfer equipment, thermal energy storage equipment, and commercial refrigeration equipment.

          The Industrial Equipment segment includes sales to the domestic and export markets.

          Raw materials used in the fabrication of Registrant's products are readily available from sources in the United States. The Registrant purchases components from two German vendors under agreements for its heat transfer product line.

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

          The Registrant carries a significant inventory of standard sizes of stainless steel coil and plate used in the manu-facture of its products. For large Industrial Equipment orders that will be completed over several months, stain-less steel is specifically ordered for the project. The Registrant provides extended payment terms primarily for export orders with payment secured generally by a letter of credit and to qualifying domestic Dairy Farm Equipment dealers. The Registrant requires down payments and/or progress payments on significant Industrial Equipment orders.

          Sales of the Registrant's products are distributed among several customers, and sales to any one customer are not significant to total consolidated sales. Sales to any one customer did not exceed 10% of the Registrant's consolidated sales during 1999. However, the Dairy Farm Equipment segment has a customer, the loss of which would have an adverse effect on that segment's profitability.

          The backlog of sales was approximately $37,041,000 at February 29, 2000, compared to approximately $29,958,000 at February 28, 1999. It is anticipated that substantially all of the February 29, 2000, backlog will be shipped during the current fiscal year.

          In the Industrial Equipment segment, there are several competitors, most of which are smaller than the Registrant. Many Industrial Equipment projects are bid among several possible suppliers, which tends to make pricing very compe-titive. The principal methods of competition are price, quality, delivery and service. In the Dairy Farm Equipment segment, there are relatively few competitors, and the Registrant is one of the largest manufacturers of dairy farm milk coolers in the world.

          Stainless steel prices increased during the fourth quarter of 1999; and the mills have implemented another price increase of 5%-7% effective in February 2000, with further increases expected. Also, due to the increase in and the volatility of prices of nickel and chromium, stainless steel suppliers are operating on a policy of price-in-effect-at-time-of-shipment; and they have implemented substantial surcharges. The higher prices for stainless steel may have an adverse impact on order entry and the Registrant may be unable to fully recoup the higher steel cost in sales to customers, both of which would have an unfavorable effect on profitability.

          The Registrant spent $1,100,000 in 1999, $978,900 in 1998, and $719,200 in 1997 on research activities relating to the development of new products or services and the improvement of existing products or services. Sixteen full-time admin-istrative employees are engaged in this activity.

          It is not anticipated that compliance with Federal, State and local provisions, which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, will have a material effect upon the capital expenditures, earnings or competitive position of the Registrant and its subsidiaries.

          The total number of employees at December 31, 1999, was 876 for the Registrant and its wholly owned subsidiaries.

          As previously reported, the labor contract with the Sheet Metal Workers Union (which covers a portion of the em-ployees at the Springfield, Missouri, plant) expired on June 11, 1994. Extensive negotiations were conducted with union representatives, but a new contract was not achieved. The International Union called a strike against the Regis-trant that began on July 25, 1995; and the largest number of employees participating was approximately 185 during the fourth quarter of 1995. A substantial number of employees returned to work during 1996; and currently, there are only 17 employees participating. No action has been taken by the union to prevent nonstriking employees from working. The Registrant implemented the provisions of its revised and final offer effective April 1, 1996, which remains open for the union's acceptance; and no further negotiations are scheduled.

          The union has filed several unfair labor practice com-plaints against the Registrant. As a result of these charges, hearings were held before administrative law judges of the National Labor Relations Board (NLRB) in August of 1996, November of 1997, December of 1998, and November of 1999. The decisions of these hearings (except for one minor issue) have all been appealed to the NLRB.
          A final determination of all charges pending may take two to three years. However, management believes, based on an evaluation by counsel, there is no material financial exposure to the Registrant.

          The Registrant currently employs about 850 people, of which approximately 390 are represented by the Sheet Metal Workers Union. The Registrant has facilities located in Springfield, Missouri, and Osceola, Iowa. There are approximately 750 employees assigned to the Springfield facility; and at the Osceola facility, there are an addi-tional 100 employees, none of which are represented by a labor union.

     D. FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

          Information about the amounts of export sales is covered in Note 6 of the Notes to Consolidated Financial Statements found in Part II, Item 8, and is incorporated herein by reference.

ITEM 2. - PROPERTIES

     The Registrant's primary domestic manufacturing facilities are located in Springfield, Missouri, and occupy approximately 720,000 square feet on 50 acres of land. These facilities are owned by the Registrant, as is all of the equipment it uses. The original section of the present Springfield plant was built in 1950 and consisted of 23,720 square feet. Since then, the Registrant has added to this facility many times in the course of a continuing program for enlarging and modernizing its facilities and increasing its capabilities. An addition of approximately 14,100 square feet was made in 1981. The latest addition of about 6,000 square feet was made in 1999.

     In February 1987, the Registrant acquired an additional manufac-turing facility in Osceola, Iowa, which contains approximately 216,000 square feet.

     In February 1997, the Registrant purchased land and a building, which contains about 21,000 square feet, in downtown Springfield, Missouri, for the purpose of operating a microbrewery and brewpub.

ITEM 3. - LEGAL PROCEEDINGS

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business or mat-ters for which insurance coverage is adequate, which involves the Registrant, nor is any director, officer or any management security holder involved in any litigation that could adversely affect the Registrant.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Registrant did not submit any matter to a vote of security holders, through a solicitation of proxies or otherwise, during the fourth quarter of 1999.

ITEM 10. (from PART III) - EXECUTIVE OFFICERS OF THE REGISTRANT

            Name          Age       Position(s) with Registrant
     -------------------  ---  -------------------------------------
     Paul Mueller<F1>     84   Chairman of the Board and Director
     Daniel C. Manna<F1>  53   President and Director
     Donald E. Golik<F1>  56   Senior Vice President and Chief Finan-
                               cial Officer, Secretary and Director

<F1> Individual has been employed by the Registrant for more than the past five years.

     Each of the above officers was elected to serve until the next annual meeting of the Board of Directors, which will be held on May 1, 2000, and until his successor shall have been duly elected and qualified or until his earlier resignation or removal.

PART II

ITEM 5. - MARKET PRICE FOR THE REGISTRANT'S COMMON STOCK
          AND RELATED SECURITY HOLDER MATTERS

     The Registrant's common stock is traded on The Nasdaq Stock
     Market(R) under the symbol MUEL. As of December 31, 1999, there were approximately 260 shareholders of record and approxi-mately 700 beneficial shareholders.

     Market high and low prices and quarterly cash dividends in 1999 and 1998 were as follows:

                   1999 Quarter Ended               1998 Quarter Ended
             ------------------------------   ------------------------------
             Mar 31  Jne 30  Spt 30  Dec 31   Mar 31  Jne 30  Spt 30  Dec 31
             ------  ------  ------  ------   ------  ------  ------  ------
     MARKET PRICE OF STOCK
     High... 40-3/8  35-3/4  36      33-1/4   43      41      43-3/4  42
     Low.... 33-3/8  31      31-1/4  28-5/8   36-3/4  36-1/4  37      36-13/16
     CASH DIVIDENDS
     Declared
     per
     share.. $0.60   $0.60   $0.60   $0.60    $0.60   $0.60   $0.60   $0.60

ITEM 6. - SELECTED FINANCIAL DATA

                      SELECTED FINANCIAL DATA - FIVE-YEAR SUMMARY
                       1999        1998        1997        1996        1995
                   ----------- ----------- ----------- ----------- -----------
     Net sales.... $92,571,835 $89,745,547 $86,693,022 $83,950,990 $78,375,636
     Net income... $ 1,870,659 $ 3,134,301 $ 2,944,540 $ 4,424,019 $ 1,954,653
     Basic &
      diluted
      earnings
      per common
      share.......      $ 1.60      $ 2.68      $ 2.52      $ 3.79      $ 1.67
     Common shares
      outstanding.   1,174,021   1,168,021   1,168,021   1,168,021   1,168,021
     Dividends
      declared
      per common
      share.......      $ 2.40      $ 2.40      $ 2.40      $ 2.10      $ 2.00
     Total assets. $55,622,768 $55,137,271 $56,547,290 $53,184,971 $54,678,904
     Long-term
      debt........ $   162,366 $   161,434 $   161,434 $   161,434 $   161,434

ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain information discussed in Management's Discussion and Analysis of Operating Results and Financial Condition contains statements regarding matters that are not historical facts, but rather are forward-looking statements. These statements are based on current financial and economic conditions and current expectations, and they involve risk and uncertainties. Actual future results may differ materially, depending on a variety of factors. These factors, some of which are identified in the discussion accompanying such forward-looking statements, include, but are not limited to, milk prices, feed costs, wea-ther conditions, dairy farm consolidation and other factors affecting the profitability of dairy farmers, the price of stainless steel, actions of competitors, labor strife, the Registrant's execution of internal performance plans, economic conditions in key export markets, the level of capital expen-ditures in the U.S. economy, and other changes to business conditions.

     OPERATING RESULTS

     Although sales were higher for 1999 compared to 1998, this was offset by lower margins and higher operating expense. Also, the settlement of a lawsuit adversely affected 1999 results.

     SALES - Comparative consolidated sales for the past three years were as follows:

                                              Sales
                                 ------------------------------
                                    (in thousands of dollars)
                                   1999       1998       1997
                                 --------   --------   --------
        Dairy Farm Equipment.... $ 23,946   $ 19,193   $ 22,390
        Industrial Equipment....   68,626     70,553     64,303
                                 --------   --------   --------
                                 $ 92,572   $ 89,746   $ 86,693
                                 ========   ========   ========

     Sales of Dairy Farm Equipment increased by $4,753,000 during 1999 compared to 1998. All of the improvement was attributable to sales in the domestic market, which were up by 42%, as export sales declined from the prior year. Economic conditions in the domestic dairy industry were favorable, which accounted for a significant increase in milk production during 1999 as milk prices for most of the year were relatively high and feed costs remained low. Also contributing to the increase in production was a buildup in the number of dairy cows and higher output per cow. These conditions led to the significantly higher sales of milk-cooling and storage equipment. With the favorable economic conditions, unit sales of milk coolers in the domestic market increased by approximately 45% during 1999 compared to 1998. Export sales of Dairy Farm Equipment, on the other hand, experi-enced a decline of 15% during 1999, with a 25% decline in the number of milk-cooling units sold. The reduction in sales related directly to the continuing economic problems in key foreign markets, coupled with the strength of the U.S. dollar during 1999. The decline in export sales was primarily due to decreased sales to countries in Asia, North America, Europe, and Africa.

     During 1998, Dairy Farm Equipment sales decreased by $3,197,000 compared to 1997; and 46% of the decline was attributable to domestic operations, with the balance from reduced export sales. Although the average milk price during 1998 was at an all-time high and feed costs were reasonable, the number of milk coolers sold in the domestic market decreased by 21% from the prior year. The starting backlog of Dairy Farm Equipment for 1998 was 30% lower than the prior year; and during the first half of 1998, there was a soft market due to declining milk prices and unfavorable weather conditions in the major dairying areas of the U.S. Additionally, there were concerns about U.S.

     governmental involvement in milk prices. Although milk prices increased significantly during the last half of the year and feed costs remained reasonable, milk production increased only slightly from the prior year; and milk-cooling and storage equipment sales lagged. Export sales of Dairy Farm Equipment experienced a decline of 23% during 1998, with a 22% decline in the number of milk-cooling units sold. The reduction in sales related directly to economic problems in key foreign markets, coupled with a strong U.S. dollar. The decline in export sales was primarily due to decreased sales to countries in South America, Europe, Africa, and North America.

     For 2000, domestic milk production is expected to increase again as feed costs should remain favorable. The average milk price for the year is anticipated to be considerably below the average milk price for 1999. Milk prices will remain low until produc-tion can be brought more in balance with demand. With these conditions, order entry of Dairy Farm Equipment is expected to decline during 2000 from the levels experienced during 1999.
     In spite of the 2000 outlook, domestic shipments will be at reasonable levels as the backlog at December 31, 1999, was sub-stantially higher than the December 31, 1998, backlog. Dairy Farm Equipment exports for 2000 are expected to improve some-what. This is primarily true for Europe, Asia, and Latin America as these economic regions appear to be in various stages of recovery, and the outlook has improved from a year ago.

     In the domestic Dairy Farm Equipment market, the number of dairy farms continues to decline as small, high-production-cost dairies are eliminated. This process leaves fewer but larger dairy farm operations with the need for larger milk-cooling and storage capacity. The Registrant is well positioned to meet the cooling and storage requirements of the changing market-place, and any impact on revenues and profitability will depend upon the rate at which farm consolidation continues.

     In spite of the fact that order entry for the Industrial Equip-ment segment reached a record level during 1999, sales of Industrial Equipment declined by $1,927,000, or a reduction of approximately 3% from the prior year. Although order entry during 1999 for the Industrial Equipment segment increased by 14% over the prior year, shipments during 1999 were adversely affected by several factors. Backlog at the beginning of 1999 for the Industrial Equipment segment was 11% lower than at the beginning of the preceding year. Additionally, processing equipment (our most significant product line within the Indus-trial Equipment segment) began 1999 with a backlog that was 30% lower than the preceding year. Furthermore, during 1999, pro-duction was hampered by customer delays and changes to orders that had been entered, which resulted in a fluctuating workload and poor shop labor efficiency. Also, the timing of order entry during 1999, particularly for processing equipment, was such that there were periods of low work and then insufficient time for several large projects to be completed and shipped by year-end.

     During 1998, sales of Industrial Equipment were $70,553,000, or an increase of about 10% from the preceding year. The improve-ment was primarily attributable to processing equipment sales, which increased by 25% over 1997. The improvement in sales was a direct result of a higher backlog of processing equipment at the beginning of 1998, coupled with an increase in order entry of over 7% for the whole Industrial Equipment segment during 1998 compared to 1997. The increase in processing equipment sales for 1998 primarily related to an export order for brewery equipment. Although most Industrial Equipment product lines recorded sales increases during 1998, some product lines experi-enced declines due to the impact of the Asian financial crisis.

     Looking forward to 2000, the Industrial Equipment segment is beginning with a backlog of $28,242,000, an increase of 41% over the prior year-end. Although growth in the U.S. economy is expected to slow somewhat during 2000 and interest rates are expected to be higher, the outlook is for capital spending to increase. However, even with the economic outlook that is anti-cipated, we foresee very competitive conditions continuing for our Industrial Equipment segment during 2000 with respect to pricing and delivery, particularly for large projects. Although it appears that the Asian financial crisis has improved, the rates of recovery of countries in that region vary signifi-cantly; and this could have an adverse impact on order entry and sales of certain products included in the Industrial Equip-ment segment that are sold in the Asian market. Another factor that may have an adverse impact on the results of 2000 opera-tions is the cost of stainless steel. The mills increased prices twice during 1999 and have implemented a 5%-7% increase effective in February 2000, and further increases are expected. Also, due to the increase in and the volatility of the market prices of nickel and chromium, steel suppliers are operating on a policy of price-in-effect-at-time-of-shipment; and they have implemented substantial surcharges. The higher stainless steel prices may adversely affect our order entry, and we may be unable to fully recoup the higher steel costs in sales to our customers, both of which would have an unfavorable effect on profitability. Additionally, as the Registrant's inventories are recorded on the last-in, first-out (LIFO) method, continuing escalation in stainless steel prices may require provisions to increase the LIFO reserve that would adversely affect profita-bility.

     As previously reported, the labor contract with the Sheet Metal Workers Union (which covers a portion of the employees at the Springfield, Missouri, plant) expired on June 11, 1994. Exten-sive negotiations were conducted with union representatives, but a new contract was not achieved. The International Union called a strike that began on July 25, 1995; and the largest number of employees participating was approximately 185 during the fourth quarter of 1995. A substantial number of employees returned to work during 1996; and currently, there are only 17 employees participating. No action has been taken by the union to prevent nonstriking employees from working. The Registrant implemented the provisions of its revised and final offer effective April 1, 1996, which remains open for the union's acceptance; and no further negotiations are scheduled.

     The union has filed several unfair labor practice complaints against the Registrant. As a result of these charges, hearings were held before administrative law judges of the National
     Labor Relations Board (NLRB) in August of 1996, November of 1997, December of 1998, and November of 1999. The decisions of these hearings (except for one minor issue) have all been appealed to the NLRB. A final determination of all charges pending may take two to three years. However, management believes, based on an evaluation by counsel, there is no material financial exposure to the Registrant.

     The Registrant currently employs about 850 people, of which approximately 390 are represented by the Sheet Metal Workers Union. The Registrant has facilities located in Springfield, Missouri, and Osceola, Iowa. There are approximately 750 em-ployees assigned to the Springfield facility; and at the Osceola facility, there are an additional 100 employees, none of which are represented by a labor union.

     Sales backlog totaled $34,533,000 at December 31, 1999, versus $22,008,000 and $25,579,000 at the end of 1998 and 1997, respec-
     tively. The backlog of the Industrial Equipment segment was $28,242,000, $20,081,000, and $22,500,000 at the end of 1999,
     1998, and 1997, respectively, with the remaining balance in each year attributable to the Dairy Farm Equipment segment. Substantially all of the December 31, 1999, backlog will be shipped during the current year.

     OPERATING INCOME - Operating income for 1999 was $3,155,000 versus $3,890,000 for 1998. Although sales were higher for 1999 compared to 1998 and there was a reduction in the required LIFO reserve which had the effect of increasing operating income by $1,127,000, operating income was adversely affected by lower margins and higher operating expenses. Overall, margins were lower for 1999 compared to 1998. The product line contributing to lower overall margins was processing equipment, our largest product line. Processing equipment margins were lower due to very competitive pricing conditions, the addition of field fabrication work that has inherently lower margins, and plant labor efficiency that was adversely affected by the fluctuating workload during 1999.

     Operating expenses for 1999 were also higher than those for 1998. Manufacturing burden was approximately 7% higher for 1999 com-pared to 1998. This was due to a higher level of production during 1998 than during 1999, which resulted in a greater deferral of manufacturing burden in inventory in 1998 versus 1999. Selling, general, and administrative expenses were higher in 1999 compared to 1998, as expenditures were higher for per-sonnel costs, warranty and service, medical expenses, and product development costs. Additionally, selling, general, and administrative expenses were higher due to the increased activity of Mueller Field Operations, Inc.

     Operating income for 1998 was $3,890,000 compared to $3,535,000 for the prior year. Although sales and gross profit improved during 1998, operating profit was adversely affected by a LIFO provision and higher operating expenses. The improvement in gross profit was primarily due to processing equipment as sales were higher than for the prior year; and gross margins increased due to higher quality orders, coupled with improved plant labor efficiency. The inventory level at the end of 1998 was greater than at the end of 1997, which necessitated an increase in the required LIFO reserve; and this had the effect of decreasing operating income by $730,000. On the other hand, for 1997, there was a reduction in the required LIFO reserve; and this had the effect of increasing operating income by $440,000. Selling, general, and administrative expenses were higher in 1998 com-pared to 1997 as expenditures were higher for personnel, manufac-turers' representative's commission, travel expenses, medical expenses, and product development costs.

     The profitability of the Industrial Equipment segment is lower than that for the Dairy Farm Equipment segment as generally all Industrial Equipment projects are engineered-to-order. The projects require much greater support from the sales, engineer-ing, and manufacturing areas and a higher degree of skill to fabricate. Also, the risks of manufacturing are greater because the products are custom-designed and built; and the chances of misinterpretation, errors, and mistakes are, in general, much greater than with a standard product. Many of the Industrial Equipment projects are bid among several possible suppliers, which tends to make pricing very competitive. On the other hand, the Dairy Farm Equipment segment sells standard products; and engineering designs have been well defined and manufacturing methods have been refined for efficiency. The proprietary nature of the products also permits more attractive pricing. There are relatively few competitors, and the Registrant is one of the largest manufacturers of dairy farm milk coolers.

     Inflation is a factor that affects the cost of operations, and the Registrant seeks ways to minimize the effect on operating results. To the extent permitted by competitive conditions, higher material prices, labor costs, and operating costs are passed on to the customer by increasing prices. The Registrant uses the LIFO method of accounting for inventories; and under this method, the cost of products sold, as reported in the financial statements, approximates the current replacement cost. Additionally, the Registrant uses accelerated depreciation methods in charging depreciation expense to current operations, which, to a certain extent, reflects the effect of the increased cost of replacement productive capacity.

     OTHER INCOME (EXPENSE) - The average level of investable funds was lower during 1999 compared to 1998, which resulted in lower interest income. During 1998, the average level of investable funds and the average interest rate both were lower compared to 1997, which resulted in a lower level of interest income.

     Other, net for 1999 was adversely affected by the settlement of a lawsuit. The Registrant was the defendant in a breach-of-contract/breach-of-warranty lawsuit concerning reactor vessels sold in 1992 in Tarrant County, Texas (Alcon Laboratories, Inc. -vs- Paul Mueller Company). At the trial, the Registrant re-ceived an adverse decision in September of 1997, and the final judgment awarded damages, interest, and attorney's fees totaling $1,700,000 to the plaintiff. The decision also provided that interest at 10% compounded annually would accrue on the judgment amount until paid. Management believed that this decision was incorrect and, based on advice of legal counsel, appealed the decision. A decision on the appeal was rendered by the Court of Appeals on May 27, 1999; and the trial court's decision was upheld. After consultation with legal counsel, the Registrant decided not to pursue an additional appeal. On June 21, 1999, the Registrant was able to reach a settlement with Alcon Labora-tories, Inc., in the amount of $1,875,000. As a result of the settlement, the Registrant increased its reserve by $734,000 to fully accrue for its liability.

     Other, net for 1999 was also adversely affected by lower results from the trucking operation and royalty income. Other, net for 1998 improved over 1997, as 1997 included a provision of $775,000 made for the estimated liability for the Alcon Labora-tories, Inc., lawsuit after the September 1997 trial court decision.

     PROVISION FOR INCOME TAXES - The effective tax rates for 1999, 1998, and 1997 were 23.1%, 28.5%, and 25.4%, respectively. The effective tax rates for 1999, 1998, and 1997 were below the statutory rate (34%) primarily as a result of the lower effec-tive tax rate for the Registrant's foreign sales corporation, tax-exempt interest, and tax credits.

     YEAR 2000 ISSUE - The Registrant experienced no significant Year 2000 problems. The AS/400 computer operating system and all major business systems, including the financial, design engineering, and manufacturing software systems, functioned properly. A few minor problems were encountered, but they were corrected immediately. All noninformation technology systems and equipment within the Registrant's facilities performed without problems. To date, the Registrant has not experienced any problems with either suppliers or customers.

     The cost associated with the remediation and testing effort consisted primarily of personnel costs that were expensed as incurred and funded by operating cash flows. Personnel costs incurred in 1997 and 1998 were approximately $200,000 in total. These costs for 1999 were approximately $30,000. Management also purchased approximately $30,000 of software and hardware for the remediation project, which have been capitalized and are being depreciated in accordance with Registrant policies. Management closely monitored the progress of key vendors as to their Year 2000 compliance, and it was not necessary to increase stocking levels of essential raw materials and purchased compo-nents.

     FINANCIAL CONDITION

     LIQUIDITY - CAPITAL RESOURCES - Working capital was $18,223,000 at December 31, 1999, compared to $19,424,000 at
     December 31, 1998. The current ratio, a measure of liquidity, was 2.20 at December 31, 1999, versus 2.39 at December 31, 1998. The Registrant has no significant amount of long-term debt.

     Net cash provided by operations was $2,928,000 in 1999 compared to $2,495,000 in 1998 and $5,473,000 in 1997. The 1999 cash flow was primarily attributable to net income, depreciation and amortization expense, and an increase in advance billings. The 1998 cash flow was primarily attributable to net income and to depreciation and amortization expense. The 1997 cash flow was primarily attributable to net income, an increase in current liabilities, and depreciation and amortization expense.

     Capital expenditures for the most recent three years were $2,520,000 in 1999, $4,769,000 in 1998, and $7,777,000 in
     1997. Capital expenditures during 1999 and 1998 included a substantial portion to improve production efficiency and reduce through-put time. Capital expenditures for 1997 included the establishment of a microbrewery/brewpub operation in Spring-field, Missouri, and the addition of a corporate aircraft.
     The microbrewery/brewpub was developed in support of the Re-gistrant's efforts to expand its marketing of brewery systems. The corporate aircraft was purchased to facilitate travel, primarily in the marketing of the Registrant's products.

     The level of capital expenditures for 2000 is initially planned at $1,000,000. Anticipated expenditures will be primarily for critical plant equipment to enhance capabilities, maintain quality, and improve efficiency. Depending on the level of business and operating needs, it may be necessary to request authorization for additional expenditures from the Board of Directors.

     The Registrant has a $3,000,000 bank-borrowing facility that expires on September 8, 2000, none of which is currently used. Management believes that cash flow provided by operations and the cash and investment position will continue to be sufficient to satisfy the Registrant's working capital requirements, normal capital expenditure levels, and anticipated dividends. A policy of requiring down payments and progress payments on large Indus-trial Equipment orders provides a favorable effect on cash flows. Management expects internally generated funds to be sufficient to finance operations, and this is consistent with historical performance.

     Market risks relating to the Registrant's operations result pri-marily from changes in foreign-exchange rates, interest rates, as well as stainless steel prices. The Registrant periodically enters into foreign-exchange forward or spot contracts to hedge the exposure to foreign-currency-denominated purchase transac-tions. Forward contracts generally have maturities of less than three months. Foreign-currency-denominated purchases were $3,700,000, $3,700,000, and $2,200,000 for 1999, 1998, and 1997,
     respectively. There were no foreign-exchange forward contracts outstanding or currencies held at December 31, 1999 or 1998.
     The Registrant's financial instruments that are exposed to interest rate risks consist of available-for-sale investments that are recorded at market value and were $2,295,696 and $5,254,224 at December 31, 1999, and December 31, 1998, respec-tively.

     Available-for-sale investments are maintained in high-quality securities that consist of tax-exempt bonds, a taxable bond fund, and a taxable variable rate preferred stock fund. Tax-exempt bonds generally have maturities of from three to twelve months. Unrealized holding gains and losses were not material as of December 31, 1999 or 1998, and there were no significant realized gains or losses during 1999, 1998, or 1997. The Regis-trant does not use financial instruments for trading purposes. The risk of significant changes in stainless steel pricing for Industrial Equipment segment projects that extend over several months is managed by contracting for the stainless steel at the time the project is obtained.

     Concentration of credit risk, with respect to receivables, is limited due to the large number of customers and their disper-sion across a wide geographic area. The Registrant performs credit evaluations of all new customers and periodically reviews the financial condition of existing customers. For Industrial Equipment segment orders, down payments and/or progress payments are generally required based on the dollar value of the order and customer creditworthiness. Foreign receivables generally are secured by irrevocable letters of credit confirmed by a major U.S. bank.

     Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133" issued in June 1999 and effective for the Registrant's 2001 fiscal year, is not expected to have a material effect on the Regis-trant's financial position or results of operations.

ITEM 7.A. - QUALITATIVE AND QUANTITATIVE DISCLOSURES
            ABOUT MARKET RISK

     Certain information concerning market risk is set forth in
     Item 7, page 13, and is incorporated herein by reference.
     Other disclosure requirements are not submitted because they are not applicable or they are not material.

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         CONSOLIDATED BALANCE SHEETS
                         December 31, 1999 and 1998
                                                          1999         1998
                                                      -----------  -----------
ASSETS
------
Current Assets:
Cash and cash equivalents (Note 1)..................  $   699,936  $ 1,358,060
  Available-for-sale investments,
      at market (Note 1)............................    2,295,696    5,254,224
  Accounts and notes receivable, less reserve of
      $518,414 in 1999 and $641,899 in 1998 for
      doubtful accounts (Note 1)....................   18,811,372   16,030,138
  Inventories (Note 1) -
    Raw materials and components....................  $ 6,794,576  $ 6,256,675
    Work-in-process.................................    3,114,494    1,808,244
    Finished goods..................................    1,149,512    2,247,814
                                                      -----------  -----------
                                                      $11,058,582  $10,312,733
  Prepayments.......................................      570,322      437,607
                                                      -----------  -----------
          Total Current Assets......................  $33,435,908  $33,392,762
Property, Plant and Equipment - at cost (Note 1) -
  Land and land improvements........................  $ 3,323,629  $ 3,087,283
  Buildings.........................................   13,731,764   13,228,773
  Shop equipment....................................   29,486,115   28,702,060
  Transportation, office, and other equipment.......   12,614,093   13,016,281
  Construction-in-progress..........................      599,660      752,855
                                                      -----------  -----------
                                                      $59,755,261  $58,787,252
  Less - Accumulated depreciation...................   41,301,338   39,998,560
                                                      -----------  -----------
                                                      $18,453,923  $18,788,692
Other Assets (Notes 1, 2, and 3)....................    3,732,937    2,955,817
                                                      -----------  -----------
                                                      $55,622,768  $55,137,271
                                                      ===========  ===========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
Current Liabilities:
  Accounts payable..................................  $ 3,484,162  $ 3,077,192
  Accrued expenses -
    Income taxes (Note 3)...........................      230,365      214,520
    Payrolls........................................    2,165,912    2,532,346
    Vacations.......................................    2,045,825    1,931,177
    Other...........................................      695,671    1,700,454
  Advance billings..................................    6,591,154    4,513,524
                                                      -----------  -----------
          Total Current Liabilities.................  $15,213,089  $13,969,213
Other Long-Term Liabilities (Note 2)................    1,401,052    1,159,798
Contingencies (Note 5)
Shareholders' Investment:
  Common stock, par value $1 per share -
    Authorized 20,000,000 shares -
    Issued 1,348,325 shares in 1999
      and 1,342,325 shares in 1998..................  $ 1,348,325  $ 1,342,325
  Preferred stock, par value $1 per share -
    Authorized 1,000,000 shares -
      no shares issued..............................            -            -
  Paid-in surplus...................................    4,495,728    4,306,728
  Retained earnings.................................   35,969,849   36,913,240
                                                      -----------  -----------
                                                      $41,813,902  $42,562,293
  Less - Treasury stock, 174,304 shares, at cost....    2,554,033    2,554,033
         Deferred compensation (Note 7).............      172,250            -
         Accumulated other comprehensive income.....       78,992            -
                                                      -----------  -----------
                                                      $39,008,627  $40,008,260
                                                      -----------  -----------
                                                      $55,622,768  $55,137,271
                                                      ===========  ===========

              The accompanying notes are an integral part of
                    these consolidated balance sheets.

                    CONSOLIDATED STATEMENTS OF INCOME
          For the Years Ended December 31, 1999, 1998, and 1997

                                            1999         1998         1997
                                        -----------  -----------  -----------
Net Sales.............................. $92,571,835  $89,745,547  $86,693,022
Cost of Sales (Note 1).................  71,155,331   68,173,874   66,826,192
                                        -----------  -----------  -----------
  Gross profit......................... $21,416,504  $21,571,673  $19,866,830
Selling, General & Administrative
  Expenses (Note 1)....................  18,261,099   17,682,108   16,331,730
                                        -----------  -----------  -----------
  Operating income..................... $ 3,155,405  $ 3,889,565  $ 3,535,100
Other Income (Expense):
  Interest income...................... $   322,327  $   403,564  $   704,965
  Interest expense.....................     (10,054)     (14,635)     (15,930)
  Other, net (Note 4)..................    (964,729)     104,807     (276,595)
                                        -----------  -----------  -----------
                                        $  (652,456) $   493,736  $   412,440
                                        -----------  -----------  -----------
      Income before provision
        for income taxes............... $ 2,502,949  $ 4,383,301  $ 3,947,540
Provision for Income Taxes (Note 3)....     577,000    1,249,000    1,003,000
                                        -----------  -----------  -----------
Income before Equity in
     Loss of Joint Venture............. $ 1,925,949  $ 3,134,301  $ 2,944,540
Equity in Loss of
     Joint Venture (Note 1)............     (55,290)           -            -
                                        -----------  -----------  -----------
Net Income............................. $ 1,870,659  $ 3,134,301  $ 2,944,540
                                        ===========  ===========  ===========
Basic & Diluted Earnings
  per Common Share (Note 1)............      $ 1.60       $ 2.68       $ 2.52
                                             ======       ======       ======

             The accompanying notes are an integral part of
                     these consolidated statements.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
          For the Years Ended December 31, 1999, 1998, and 1997
                          Common        Paid-in      Retained      Treasury
                           Stock        Surplus      Earnings        Stock
                        -----------   -----------   -----------   -----------
Balance - 12-31-96....  $ 1,342,325   $ 4,306,728   $36,440,899   $(2,554,033)

Add (Deduct):
  Net income..........            -             -     2,944,540             -
  Dividends - $2.40
    per common share..            -             -    (2,803,250)            -
                        -----------   -----------   -----------   -----------
Balance - 12-31-97....  $ 1,342,325   $ 4,306,728   $36,582,189   $(2,554,033)

Add (Deduct):
  Net income..........            -             -     3,134,301             -
  Dividends - $2.40
    per common share..            -             -    (2,803,250)            -
                        -----------   -----------   -----------   -----------
Balance - 12-31-98....  $ 1,342,325   $ 4,306,728   $36,913,240   $(2,554,033)

Add (Deduct):
  Net income..........            -             -     1,870,659             -
  Other comprehensive
      income, net
      of tax:
    Unrealized loss
      on investments..            -             -             -             -
    Foreign currency
      translation
      adjustment......            -             -             -             -
 Comprehensive
   income.............            -             -             -             -
  Dividends - $2.40
    per common share..            -             -    (2,814,050)            -
  Restricted stock
    issued............        6,000       189,000             -             -
  Amortization........            -             -             -             -
                        -----------   -----------   -----------   -----------
Balance, 12-31-99.....  $ 1,348,325   $ 4,495,728   $35,969,849   $(2,554,033)
                        ===========   ===========   ===========   ===========

(continuation of table above)
                                      Accumulated
                                         Other
                          Deferred     Comprehen-
                        Compensation   sive Loss      Total
                        -----------   -----------   -----------
Balance - 12-31-96....  $         -   $         -   $39,535,919

Add (Deduct):
  Net income..........            -             -     2,944,540
  Dividends - $2.40
    per common share..            -             -    (2,803,250)
                        -----------   -----------   -----------
Balance - 12-31-97....  $         -   $         -   $39,677,209

Add (Deduct):
  Net income..........            -             -     3,134,301
  Dividends - $2.40
    per common share..            -             -    (2,803,250)
                        -----------   -----------   -----------
Balance - 12-31-98....  $         -   $         -   $40,008,260

Add (Deduct):
  Net income..........            -             -     1,870,659
  Other comprehensive
      income, net
      of tax:
    Unrealized loss
      on investments..            -       (66,066)      (66,066)
    Foreign currency
      translation
      adjustment......            -       (12,926)      (12,926)
                                                    -----------
  Comprehensive
   income.............            -             -   $ 1,791,667
  Dividends - $2.40
    per common share..            -             -    (2,814,050)
  Restricted stock
    issued............     (195,000)            -             0
  Amortization........       22,750             -        22,750
                        -----------   -----------   -----------
Balance, 12-31-99.....  $  (172,250)  $   (78,992)  $39,008,627
                        ===========   ===========   ===========

              The accompanying notes are an integral part of
                      these consolidated statements.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Years Ended December 31, 1999, 1998 and 1997
                                             1999         1998         1997
                                         -----------  -----------  -----------
Cash Flows from Operating Activities:
  Net income........................... $ 1,870,659  $ 3,134,301  $ 2,944,540
  Adjustments to reconcile net income
      to net cash provided by
      operating activities:
    Equity in loss of joint venture....      55,290            -            -
    Bad debt expense (recovery)........      13,579       (4,834)     (16,744)
    Depreciation and amortization......   2,914,562    2,687,894    2,296,292
    (Gain) on sales of equipment.......      (7,878)      (8,328)     (41,523)
    Changes in assets and liabilities -
      Decrease in interest receivable..      49,298       70,684       58,230
      (Increase) decrease in accounts
        and notes receivable...........  (2,794,813)      87,935     (767,926)
      (Increase) in inventories........    (745,849)  (2,280,324)  (2,047,385)
      (Increase) decrease in
        prepayments....................     (86,323)      36,823      (71,170)
      Decrease (increase) in
        other assets...................     173,866      511,984     (102,047)
      Increase (decrease) in
        accounts payable...............     406,970   (1,218,492)   2,012,787
      (Decrease) increase in
        accrued expenses...............  (1,240,724)     129,148      156,745
      Increase (decrease) in
        advance billings...............   2,077,630     (711,488)   1,139,860
      Increase (decrease) in other
        long-term liabilities..........     241,254       59,762      (88,363)
                                        -----------  -----------  -----------
        Net Cash Provided by
          Operating Activities......... $ 2,927,521  $ 2,495,065  $ 5,473,296

Cash Flows (Requirements) from
    Investing Activities:
  Proceeds from maturities
    of investments..................... $ 9,814,379  $15,508,981  $20,780,000
  Purchases of investments.............  (7,010,016) (12,486,663) (14,580,000)
  Investment in joint venture..........  (1,082,793)           -            -
  Proceeds from sales of equipment.....      26,920       10,923       87,768
  Additions to property,
    plant, and equipment...............  (2,520,085)  (4,768,523)  (7,776,935)
                                        -----------  -----------  -----------
        Net Cash (Required) by
          Investing Activities......... $  (771,595) $(1,735,282) $(1,489,167)
Cash Flows (Requirements)
    from Financing Activities:
  Dividends paid....................... $(2,814,050) $(2,803,250) $(2,803,250)
                                        -----------  -----------  -----------
        Net Cash (Required) by
          Financing Activities......... $(2,814,050) $(2,803,250) $(2,803,250)
                                        -----------  -----------  -----------
Net (Decrease) Increase in Cash........ $  (658,124) $(2,043,467) $ 1,180,879
Cash and Cash Equivalents
  at Beginning of Year.................   1,358,060    3,401,527    2,220,648
                                        -----------  -----------  -----------
Cash and Cash Equivalents
  at End of Year....................... $   699,936  $ 1,358,060  $ 3,401,527
                                        ===========  ===========  ===========

              The accompanying notes are an integral part of
                      these consolidated statements.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 1999, 1998 and 1997

(1) SUMMARY OF ACCOUNTING POLICIES:

    PRINCIPLES OF CONSOLIDATION -- Paul Mueller Company (Registrant) specializes in the manufacture of high-quality stainless steel tanks and industrial processing equipment. The Registrant serves the food, beverage, chemical, pharmaceutical and other process industries and the dairy farm market. The financial statements include the accounts of the Registrant and its wholly owned sub-sidiaries: Mueller International Sales Corporation, a foreign sales corporation (FSC); Mueller Transportation, Inc.; and Mueller Field Operations, Inc. (Companies). All significant intercompany accounts and transactions have been eliminated in consolidation.

    JOINT VENTURE - On August 17, 1999, the Registrant established a joint venture when it acquired 50% of the common stock of Mueller Montana de Mexico, S.A. de C.V. (Mueller Montana), a Mexican fabricator of processing equipment, for a price of $1,083,000. One-half of the price was a contribution to the capital of Mueller Montana for the benefit of all shareholders and the balance was paid to former shareholders. The investment in the joint venture was not material to the Registrant's financial position or results of operations. The investment is included in other assets on the Consolidated Balance Sheets.

    USE OF ESTIMATES - The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    REVENUE RECOGNITION AND RETAINAGES - Revenue from sales of manufactured products is recognized upon passage of title to the customer, which generally coincides with shipment. Contracts with some customers provide for a portion of the sales amount to be retained by the customer for a period of time after comple-tion of the contract. Retainages included in accounts receivable were $635,200 at December 31, 1999, and $102,600 at December 31, 1998.

    INVENTORIES - The Registrant's inventories are recorded at the lower of cost on a last-in, first-out (LIFO) basis or market.
    Cost of subsidiary inventories is determined on a first-in, first-out (FIFO) method, and they are not significant to the Consolidated Financial Statements. Cost includes material, labor, and manufacturing burden required in the production of products.

    Under the first-in, first-out (FIFO) method of accounting, which approximates current cost, Registrant inventories would have been $6,282,819, $7,409,602, and $6,679,563, higher than those reported at December 31, 1999, 1998, and 1997, respectively.

    RESEARCH AND DEVELOPMENT - Research and development expenses are charged to expense as incurred and were $1,100,000 in 1999, $978,900 in 1998, and $719,200 in 1997.

    DEPRECIATION POLICIES - The Companies provide for depreciation expense using principally the double-declining balance method for new items and the straight-line method for used items. The economic useful lives for the more significant items within each property classification are as follows:

                                                        Years
                                                       -------
          Buildings...................................      40
          Land improvements........................... 10 - 20
          Shop equipment..............................  5 - 10
          Transportation, office and other equipment..  3 - 10

    Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation of assets retired are removed from the accounts, and any resulting gains or losses are re-flected in net income currently.

    EARNINGS PER COMMON SHARE - The following table sets forth the computation of basic and diluted earnings per common share:

                                              1999        1998        1997
                                           ----------  ----------  ----------
    Net income............................ $1,870,659  $3,134,301  $2,944,540
                                           ==========  ==========  ==========
    Shares for basic earnings per
      Common share - Weighted average
      shares outstanding..................  1,168,021   1,168,021   1,168,021
    Effect of restricted stock issued.....        254           -           -
                                           ----------  ----------  ----------
    Shares for diluted earnings per
      common share - Adjusted weighted
      average shares outstanding..........  1,168,275   1,168,021   1,168,021
                                           ==========  ==========  ==========
    Basic earnings per common share.......     $ 1.60      $ 2.68      $ 2.52
                                               ======      ======      ======
    Diluted earnings per common share.....     $ 1.60      $ 2.68      $ 2.52
                                               ======      ======      ======

    COMPREHENSIVE INCOME - The Registrant has adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Compre-hensive Income," which establishes standards for reporting and the display of comprehensive income and its components.

    The components of accumulated other comprehensive loss for the year ended December 31, 1999, were as follows:

                                                                      1999
                                                                    --------
    Unrealized net loss on investments,
      net of tax benefit of $38,801...............................  $(66,066)
    Foreign currency translation adjustment,
      net of tax benefit of $7,591................................   (12,926)
                                                                    --------
    Accumulated other comprehensive loss..........................  $(78,992)
                                                                    ========

    INVESTMENTS - The Registrant classifies its investments in tax-exempt bonds, a taxable bond fund, and a taxable variable rate preferred stock fund as available-for-sale and records them at market value. These securities are a part of the Registrant's asset/liability management program and may be sold in response to capital or liquidity needs. Investments in tax-exempt bonds generally have maturities from three to twelve months.
    Available-for-sale investments on the accompanying Consolidated
    Balance Sheets at December 31, 1999 and 1998, include:


                                                 1999         1998
                                             -----------  -----------
    Tax-exempt bonds........................ $ 1,770,955  $ 3,625,000
    Taxable bond fund.......................     497,497      552,682
    Taxable preferred stock fund............           -    1,000,000
    Accrued interest........................      27,244       76,542
                                             -----------  -----------
                                             $ 2,295,696  $ 5,254,224
                                             ===========  ===========

    Unrealized holding gains and losses were not material at December 31, 1999 or 1998, and there were no significant realized gains or losses during 1999, 1998, or 1997.

    STATEMENTS OF CASH FLOWS - For purposes of the Statements of Cash Flows, the Registrant considers investments with a maturity of three months or less to be cash equivalents.

    Interest and income tax payments for each of the three years during the period ended December 31, 1999, were as follows:

                                   1999         1998         1997
                                ----------   ----------   ----------
    Interest payments.......... $   10,000   $   14,600   $   15,900
    Income tax payments........ $  139,000   $1,420,500   $1,601,700

    SHAREHOLDERS' INVESTMENT - The following table sets forth the analysis of common stock issued and held as treasury stock:

                                                        Shares
                                                  ------------------
                                                    Common
                                                    Stock    Treasury
                                                    Issued    Stock
                                                  ---------  -------
    Balance, December 31, 1996..................  1,342,325  174,304
                                                  ---------  -------
    Balance, December 31, 1997..................  1,342,325  174,304
                                                  ---------  -------
    Balance, December 31, 1998..................  1,342,325  174,304
    Restricted stock issued.....................      6,000        -
                                                  ---------  -------
    Balance, December 31, 1999..................  1,348,325  174,304
                                                  =========  =======

(2) RETIREMENT PLANS:

    The Registrant has a Profit Sharing and Retirement Savings Plan [401(k) plan] in which substantially all employees are eligible to participate. The plan provides for a match of employees' con-ributions up to a specified limit. The plan also has a profit-sharing feature whereby an additional match is made if the net income reaches predetermined levels established annually by the Board of Directors. The funds of the plan are deposited with an insurance company and are invested at the employee's option in one or more investment funds. The Registrant's contributions to the plan were $422,200 for 1999, $415,300 for 1998, and $336,500 for 1997.

    The Registrant has pension plans covering substantially all em-loyees. Benefits under the plans are based either on final average pay or a flat benefit formula. Total pension expense under the plans was $723,300 in 1999, $781,800 in 1998, and
    $659,900 in 1997. Management's policy is to fund pension expense that is currently deductible for tax purposes.

    The following table sets forth the required disclosures for the pension plans at December 31, 1999 and 1998:

                                                         1999         1998
                                                     -----------  -----------
    Change in Benefit Obligation
      Benefit obligation at beginning of year....... $32,532,200  $29,600,900
      Service cost..................................   1,234,400    1,172,900
      Interest cost.................................   2,332,200    2,129,600
      Actuarial (gain) loss.........................  (4,133,900)     731,800
      Benefits paid and expenses....................  (1,241,400)  (1,103,000)
                                                     -----------  -----------
      Benefit obligation at end of year............. $30,723,500  $32,532,200
                                                     ===========  ===========

                                                         1999         1998
                                                     -----------  -----------
    Change in Plan Assets
      Fair value of plan assets
        at beginning of year........................ $36,293,600  $33,008,900
      Actual return on plan assets..................   2,420,900    3,699,500
      Employer contribution.........................     706,800      688,200
      Benefits paid and expenses....................  (1,241,400)  (1,103,000)
                                                     -----------  -----------
      Fair value of plan assets at end of year...... $38,179,900  $36,293,600
                                                     ===========  ===========
    Reconciliation
      Funded status................................. $ 7,456,400  $ 3,761,400
      Unrecognized net actuarial (gain).............  (8,111,700)  (4,269,900)
      Unrecognized transition (asset)...............    (459,900)    (810,400)
      Unrecognized prior service cost...............   1,771,100    1,991,300
                                                     -----------  -----------
      Prepaid benefit cost.......................... $   655,900  $   672,400
                                                     ===========  ===========
                                            1999         1998         1997
                                        -----------  -----------  -----------
    Components of Pension Expense
      Service cost..................... $ 1,234,400  $ 1,172,900  $ 1,005,400
      Interest cost....................   2,332,200    2,129,600    1,927,300
      Expected return on plan assets...  (2,712,500)  (2,388,500)  (2,141,900)
      Amortization of
        transition (asset).............    (350,500)    (350,500)    (350,500)
      Amortization of
        prior service cost.............     220,200      220,200      220,200
      Recognized net actuarial (gain)..        (500)      (1,900)        (600)
                                        -----------  -----------  -----------
      Pension expense.................. $   723,300  $   781,800  $   659,900
                                        ===========  ===========  ===========

    Prepaid pension assets of $2,405,500 and $2,377,500 at December 31, 1999 and 1998, respectively, are included in other assets on the accompanying Consolidated Balance Sheets. Pension liabili-ties of $1,749,600 and $1,705,100 at December 31, 1999 and 1998,
    respectively, are included in current and other long-term lia-bilities on the accompanying Consolidated Balance Sheets.

    The weighted average expected long-term rate of return on plan assets used in the determination of annual pension expense was 8.5% for 1999, 1998, and 1997. The weighted average assumed discount rate used to measure the benefit obligation was 8% at December 31, 1999, and 7% at December 31, 1998. The assumed rate of compensation increase used to measure the benefit obligation was 4.5% at December 31, 1999 and 1998, for the applicable plan.

(3) INCOME TAXES:

    The provision for taxes on income from operations includes:

                                      1999        1998        1997
                                   ----------  ----------  ----------
    Current tax expense........... $  201,600  $1,037,200  $1,087,800
    Deferred, net.................    375,400     211,800     (84,800)
                                   ----------  ----------  ----------
                                   $  577,000  $1,249,000  $1,003,000
                                   ==========  ==========  ==========

    The deferred tax consequences of temporary differences in report-ing items for financial statement and income tax purposes are recognized. A net deferred tax liability of $42,600 at December 31, 1999, is included in other long-term liabilities, and a net deferred tax asset of $320,000 at December 31, 1998, is included in other assets on the accompanying Consolidated Balance Sheets. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities in the accom-panying Consolidated Balance Sheets is a result of the following:

                                                  1999        1998
                                               ----------  ----------
    Deferred Tax Assets:
        Insurance............................. $   90,800  $   69,800
        Vacation..............................    681,000     637,200
        Warranty..............................     18,500      18,500
        Doubtful accounts.....................    191,800     237,500
        Healthcare benefits...................    176,900     164,300
        Lawsuit...............................          -     383,500
        Other.................................    130,300     126,000
                                               ----------  ----------
                                               $1,289,300  $1,636,800
                                               ==========  ==========
    Deferred Tax Liabilities:
        Depreciation.......................... $  815,300  $  658,300
        Pensions..............................    439,100     510,300
        Other.................................     77,500     148,200
                                               ----------  ----------
                                               $1,331,900  $1,316,800
                                               ==========  ==========

    A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for each of the three years during the period ended December 31, 1999, follows:

                               1999              1998              1997
                         ----------------  ----------------  ----------------
                           Amount      %     Amount      %     Amount      %
                         ----------  ----  ----------  ----  ----------  ----
    Statutory federal
     income tax......... $  851,000  34.0  $1,490,300  34.0  $1,342,200  34.0
    Increase (decrease)
      in taxes resulting
      from:
     State tax, net of
      federal benefit...     49,500   2.0      65,400   1.5      53,700   1.4
     Tax-exempt
      interest..........    (40,400) (1.6)    (71,100) (1.6)   (137,400) (3.5)
     Tax credits........   (261,100)(10.4)    (27,200) (0.6)    (22,200) (0.5)
     FSC exempt income..    (98,400) (3.9)   (170,900) (3.9)   (138,700) (3.5)
     Other, net.........     76,400   3.0     (37,500) (0.9)    (94,600) (2.5)
                         ----------  ----  ----------  ----  ----------  ----
                         $  577,000  23.1  $1,249,000  28.5  $1,003,000  25.4
                         ==========  ====  ==========  ====  ==========  ====

(4) LAWSUIT SETTLEMENT:

    The Registrant was the defendant in a breach-of-contract/breach-of-warranty lawsuit concerning reactor vessels sold in 1992 in Tarrant County, Texas (Alcon Laboratories, Inc. -vs- Paul Mueller Company). As a result of a trial that ended in September 1997, the Registrant received an adverse decision; and the final judgment awarded damages, interest, and attorney's fees totaling $1,700,000 to the plaintiff. The decision also provided that interest at 10% compounded annually would accrue on the judgment amount until paid.

    Management believed the decision was incorrect and, based on the advice of legal counsel, appealed the decision. A decision on the appeal was rendered by the Court of Appeals on May 27, 1999, and the trial court's decision was upheld. After consultation with legal counsel, the Registrant decided not to pursue an additional appeal.

    On June 21, 1999, the Registrant was able to reach a settlement with Alcon Laboratories, Inc., in the amount of $1,875,000. As a result of the settlement, the Registrant increased its reserve for the lawsuit in the second quarter to fully accrue for its liability. The addition to the reserve was $734,000, and it is included in other, net on the Consolidated Statements of Income.

(5) CONTINGENCIES:

    The Registrant is involved in other legal proceedings incident to the conduct of its business. It is management's opinion that none of these matters will have a materially adverse effect on the consolidated financial position, results of operations, or cash flows.

    The Registrant employs nearly 850 people, of which approximately 390 are represented by the Sheet Metal Workers Union. The Inter-national Union called a strike beginning July 25, 1995, and cur-rently 17 employees are participating. The Registrant has unfair labor practice charges pending before the National Labor Rela-tions Board, and the final determination of these charges may take two to three years. However, management believes, based on evaluation by counsel, that there is no material financial exposure to the Registrant.

(6) SEGMENT DATA:

    The Registrant has two reportable segments: Industrial Equipment and Dairy Farm Equipment. The Registrant's Industrial Equipment segment sells the following products directly to industrial cus-tomers: food, beverage, chemical, and pharmaceutical processing equipment; industrial heat transfer equipment; pure water equip-ment; thermal energy storage equipment; and commercial refrigera-tion equipment. The Registrant's Dairy Farm Equipment segment sells milk-cooling and storage equipment and accessories, refri-geration units, and heat-recovery equipment for use on dairy farms to independent dealers for resale.

    Management evaluates performance and allocates resources based on operating income or loss before income taxes. The accounting policies of the reportable segments are the same as those des-cribed in Summary of Accounting Policies in Note 1 to these Consolidated Financial Statements. There were no significant intersegment sales.

    The Registrant's reportable segments are managed separately because they offer different products. Industrial Equipment products have been aggregated because they are designed and built to a customer's specifications, and they use common pro-cesses and resources in the manufacturing operation. The long-term financial performance of the product lines included in the Industrial Equipment segment is affected by similar economic conditions. The Dairy Farm Equipment segment includes standard products that are built to stock and are available for sale from inventory. The demand for Dairy Farm Equipment products relates to the economic factors that influence the profitability of dairy farmers.

                                                  1999
                           --------------------------------------------------
                            Dairy Farm   Industrial    Other /
                            Equipment    Equipment    Corporate  Consolidated
                           -----------  -----------  -----------  -----------
    Revenues from
     external customers... $23,945,695  $68,626,140  $         -  $92,571,835
    Depreciation and
     amortization expense. $   513,628  $ 2,102,469  $   298,465  $ 2,914,562
    Income (expense)
     before income tax.... $ 3,178,878  $    (9,715) $  (666,214) $ 2,502,949
    Assets ............... $11,231,703  $35,812,296  $ 8,578,769  $55,622,768
    Additions to property,
     plant and equipment.. $   285,793  $ 2,099,130  $   135,162  $ 2,520,085


                                                  1998
                           --------------------------------------------------
                            Dairy Farm   Industrial    Other /
                            Equipment    Equipment    Corporate  Consolidated
                           -----------  -----------  -----------  -----------
    Revenues from
     external customers... $19,192,965  $70,552,582  $         -  $89,745,547
    Depreciation and
     amortization expense. $   506,320  $ 1,866,868  $   314,706  $ 2,687,894
    Income (expense)
     before income tax.... $ 2,472,637  $ 2,105,629  $  (194,965) $ 4,383,301
    Assets................ $10,761,132  $32,806,912  $11,569,227  $55,137,271
    Additions to property,
     plant and equipment.. $   426,789  $ 4,030,797  $   310,937  $ 4,768,523
                                                  1997
                           --------------------------------------------------
                            Dairy Farm   Industrial    Other /
                            Equipment    Equipment    Corporate  Consolidated
                           -----------  -----------  -----------  -----------
    Revenues from
     external customers... $22,390,144  $64,302,878  $         -  $86,693,022
    Depreciation and
     amortization expense. $   780,138  $ 1,176,630  $   339,524  $ 2,296,292
    Income before
     income tax........... $ 3,454,940  $   272,869  $   219,731  $ 3,947,540
    Assets................ $11,987,432  $27,857,839  $16,702,019  $56,547,290
    Additions to property,
     plant and equipment.. $ 1,236,037  $ 6,067,429  $   473,469  $ 7,776,935

    Revenues from external customers by product category for the three years ended December 31, 1999, were:

                                            1999         1998         1997
                                        -----------  -----------  -----------
    Milk-cooling & storage equipment... $21,444,848  $17,144,400  $20,455,089
    Processing equipment...............  44,006,909   47,613,127   38,066,204
    Other industrial equipment.........  27,120,078   24,988,020   28,171,729
                                        -----------  -----------  -----------
                                        $92,571,835  $89,745,547  $86,693,022
                                        ===========  ===========  ===========

    Revenues by geographic location are attributed to countries based on the location of the customer and for the three years ended
    December 31, 1999, were:

                                            1999         1998         1997
                                        -----------  -----------  -----------
    United States...................... $75,222,015  $65,914,311  $67,996,277
    North America......................   8,153,251    6,935,491    6,065,359
    Asia & the Far East................   4,352,378   13,385,745    7,665,046
    Other areas........................   4,844,191    3,510,000    4,966,340
                                        -----------  -----------  -----------
                                        $92,571,835  $89,745,547  $86,693,022
                                        ===========  ===========  ===========

    During the years presented, 1998 included export sales to Japan ($10,358,984) that were in excess of 10% of consolidated sales.

    Substantially all long-lived assets owned by the Registrant and its subsidiaries are located in the United States.

    During 1999, 1998, and 1997, sales to any one customer were not in excess of 10% of consolidated sales.

(7) LONG-TERM INCENTIVE PLAN:

    Under the 1999 Long-Term Incentive Plan (the Plan), two types of awards are provided for executives and key employees: re-stricted stock and nonqualified stock options. An aggregate of 180,000 shares of common stock can be issued under the Plan, with 55,000 shares being the aggregate maximum number of shares that may be granted as restricted stock.

    In May 1999, 6,000 shares of restricted stock were granted to certain executives and key employees, and they will vest five years after grant. Compensation expense was computed by multi-plying the number of shares granted by the fair market value of the common stock on the date of grant. The expense is being recognized ratably over the vesting period.

    In May 1999, nonqualified stock options for 20,400 shares of common stock were granted; and there have been no changes in out-standing options as of December 31, 1999. These stock options have an exercise price of $36.00 per share, which was above fair market value on the date of grant. The awards vest and are exer-cisable five years after the date of grant, and they must be exercised no later than ten years from the date of grant.

    The Registrant applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to account for employee stock options. Accordingly, no compensation expense has been recognized for nonqualified stock options.

    Pro forma net income and earnings-per-share information (as required by SFAS No. 123, "Accounting for Stock-Based Compensa-tion") has been determined as if the Registrant had accounted for employee stock options under the fair value method described by SFAS No. 123.

    The fair value of these options was estimated at the date of grant using the Black-Scholes Option Pricing Model with the following weighted average assumptions for 1999: expected life of option - 7.5 years, expected price volatility of the Regis-trant's common stock - 53.4%, expected dividend yield - 7.4%, and risk-free interest rate - 5.8%. The fair value of options granted during 1999 was $8.60 per option.

    The Black-Scholes Option Pricing Model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. In addition, option-pricing models require the input of subjective assump-tions, including the expected stock price volatility. Because the Registrant's options have characteristics different from those of traded options, the model, in the opinion of management, does not necessarily provide a reliable single measure of the fair value of its options.

    For purposes of pro forma disclosures, the estimated fair value of the options is being amortized to expense ratably over the vesting period. The pro forma disclosures, required by SFAS No. 123, are not likely to be representative of the effects on re-ported net income or losses for future years. The Registrant's pro forma information follows:

                                                  1999
                                               ----------
            Pro forma net income.............. $1,856,848
                                               ==========
            Pro forma earnings per share -
                  Basic.......................      $1.59
                  Diluted.....................      $1.59

                  FINANCIAL HIGHLIGHTS BY QUARTER (UNAUDITED)
                     (In Thousands, Except Per Share Data)
                                     Quarter Ended
              ---------------------------------------------------------------
                  March 31        June 30       September 30    December 31
              --------------- --------------- --------------- ---------------
                1999    1998    1999    1998    1999    1998    1999    1998
              ------- ------- ------- ------- ------- ------- ------- -------
                                <F2>                            <F3>    <F4>
Net sales.... $18,884 $17,424 $24,181 $24,810 $23,603 $25,126 $25,904 $22,386
Gross
 profit<F1>.. $ 4,398 $ 4,793 $ 5,968 $ 6,875 $ 4,399 $ 5,970 $ 6,652 $ 3,934
Net income
 (loss)...... $   167 $   701 $   466 $ 1,684 $  (150)$ 1,117 $ 1,388 $  (368)
Earnings
 (loss) per
 common
 share.......  $ 0.14  $ 0.60  $ 0.40  $ 1.44  $(0.13) $ 0.96  $ 1.19  $(0.32)

<F1> Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inven-tory levels and costs at that point, interim LIFO determinations must be based on management's estimate of expected year-end inventory levels and costs.

<F2> On June 21, 1999, the Registrant settled its breach-of-contract/
     breach-of-warranty lawsuit for $1,875,000. As a result of the settlement, the Registrant increased its reserve for the lawsuit to fully accrue for the liability. Net income for the three months ended June 30, 1999, was unfavorably affected by the increase in the reserve of $462,000, after tax, or $0.40 per share.

<F3> Net income for the fourth quarter of 1999 was favorably affected by a LIFO adjustment and unfavorably affected by large health-care claims. The effect of the LIFO adjustment increased net income by $836,000, or $0.72 per share. The healthcare claims decreased net income by $218,000, or $0.19 per share.

<F4> Net income for the fourth quarter of 1998 was unfavorably affected by a LIFO adjustment and by large healthcare claims. The effect of the LIFO adjustment decreased net income by $284,000, or $0.24 per share, and the healthcare claims de-creased net income by $328,000, or $0.28 per share.

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Paul Mueller Company:

     We have audited the accompanying consolidated balance sheets of PAUL MUELLER COMPANY (a Missouri corporation) AND SUBSIDIARIES as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' investment, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and dis-closures in the financial statements. An audit also includes asses-sing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above pre-sent fairly, in all material respects, the financial position of Paul Mueller Company and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                      /s/  ARTHUR ANDERSEN LLP
Kansas City, Missouri,
     February 11, 2000

ITEM 9. - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements on accounting principles or financial statement disclosure with the independent public accountants

PART III

ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information as to Directors of the Registrant required by Item 10 is included on pages 6, 7, and 8 of the Registrant's Proxy Statement for the annual meeting of shareholders to be held May 1, 2000, and is incorporated herein by reference. The information concerning executive officers is set forth on page 6 of Part I hereof.

ITEM 11. - EXECUTIVE COMPENSATION

     Information as to executive compensation required by Item 11 is included on pages 11 and 12 of the Registrant's Proxy Statement for the annual meeting of shareholders to be held May 1, 2000, and is incorporated herein by reference.

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

     Information as to security ownership of certain beneficial owners and management required by Item 12 is included on pages
     4 and 7 of the Registrant's Proxy Statement for the annual meet-ing of shareholders to be held May 1, 2000, and is incorporated herein by reference.

ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information as to certain relationships and related transactions required by Item 13 is included on page 8 of the Registrant's Proxy Statement for the annual meeting of shareholders to be held May 1, 2000, and is incorporated herein by reference.

PART IV

ITEM 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
           ON FORM 8-K

     A. The financial statements and schedules, required under
        Part II - Item 8, are as follows:

        1. The consolidated financial statements of the Registrant and its subsidiaries, for the year ended December 31, 1999:

           - Consolidated Balance Sheets..........December 31, 1999
                                                  and 1998

           - Consolidated Statements of Income....For years ended
                                                  December 31, 1999,
                                                  1998 and 1997

           - Consolidated Statements of
             Shareholders' Investment.............For years ended
                                                  December 31, 1999,
                                                  1998 and 1997

           - Consolidated Statements of
             Cash Flows...........................For years ended
                                                  December 31, 1999,
                                                  1998 and 1997

           - Notes to Consolidated
             Financial Statements.................December 31, 1999,
                                                  1998 and 1997

           - Financial Highlights by Quarter......For years ended
                                                  December 31, 1999
                                                  and 1998

           - Report of Independent
             Public Accountants

        2. Additional financial statement schedules included herein:

           -  Schedule II - Valuation and
              Qualifying Accounts.............................Page 32

           - All other schedules are not submitted because they are not applicable or not required, or because the required information is included in the financial statements notes or thereto.

        3. The exhibits set forth in the Exhibit Index found on pages 33 through 35.

     B. No reports on Form 8-K were filed by the Registrant during The last quarter of 1999.

SIGNATURES -

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual
Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PAUL MUELLER COMPANY

DATE   March 10, 2000        BY     /S/    DANIEL C. MANNA
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

DATE   March 10, 2000        BY     /S/    DANIEL C. MANNA
       --------------           -------------------------------------
                                           Daniel C. Manna
                                        President and Director
                                      (Chief Executive Officer)

DATE   March 10, 2000        BY     /S/     PAUL MUELLER
       --------------           -------------------------------------
                                            Paul Mueller
                                       Chairman of the Board
                                            and Director

DATE   March 10, 2000        BY     /S/    DONALD E. GOLIK
       --------------           -------------------------------------
                                           Donald E. Golik
                                Senior Vice President, Chief Financial
                                     Officer, Secretary and Director

DATE   March 10, 2000        BY     /S/    GERALD A. COOK
       --------------           -------------------------------------
                                           Gerald A. Cook
                                              Director

DATE   March 10, 2000        BY     /S/    DAVID T. MOORE
       --------------           -------------------------------------
                                           David T. Moore
                                              Director

DATE   March 10, 2000        BY     /S/  WILLIAM B. JOHNSON
       --------------           -------------------------------------
                                         William B. Johnson
                                              Director

DATE   March 10, 2000        BY     /S/ WILLIAM R. PATTERSON
       --------------           -------------------------------------
                                        William R. Patterson
                                              Director

                                                              SCHEDULE II
                   PAUL MUELLER COMPANY AND SUBSIDIARIES
                     VALUATION AND QUALIFYING ACCOUNTS
                FOR THE THREE YEARS ENDED DECEMBER 31, 1999
            Balance at   Charged to    Charged                   Balance
            Beginning    Costs and     to Other                 at End of
            of Period     Expenses     Accounts    Deductions     Period
             --------     --------     --------     --------     --------
RESERVE FOR
DOUBTFUL ACCOUNTS
12-31-99.... $641,899     $(85,087)    $      -     $ 38,398<F1> $518,414
12-31-98.... $559,261     $125,703     $      -     $ 43,065<F1> $641,899
12-31-97.... $698,036     $(82,689)    $      -     $ 56,086<F1> $559,261

<F1> Accounts written off during the year.

                               EXHIBIT INDEX
Number                          Description                          Page No.
------  -----------------------------------------------------------  --------
  (3)   ARTICLES OF INCORPORATION AND BY-LAWS -

        (a) The Restated Articles of Incorporation of the Regis-trant filed with the Secretary of State on May 20, 1991, and the Restated By-Laws of the Registrant dated May 6, 1991, attached as Exhibit (3), page 19, of the Regis-trant's Form 10-K for the year ended December 31, 1991, are incorporated herein by reference.

        (b) The following amendments were attached as Exhibit (3) of the Registrant's Form 10-Q for the quarter ended
            September 30, 1999, and are incorporated herein by reference:

    CAPTION
                              Description                  Page No.
            ---------------------------------------------  --------
            1. Amendment One to the Restated Bylaws of
               Paul Mueller Company, adopted May 6, 1991,
               was approved by the Board of Directors on
               May 1, 1995...............................     16

            2. Amendment Two to the Restated Bylaws of
               Paul Mueller Company, adopted May 6, 1991,
               was approved by the Board of Directors on
               October 27, 1999..........................     17

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

 (10)   MATERIAL CONTRACTS -

        (a) The Paul Mueller Company Noncontract Employees Retire-
            ment Plan, amended and restated effective January 1,
            2000, and adopted by the Board of Directors of the
            Registrant on January 27, 2000.........................     36


Number                          Description                          Page No.
------  -----------------------------------------------------------  --------

        (b) The Exclusive License Agreement between Registrant and Superstill Technology, Inc., dated January 9, 1992,
            Addendum No. 1 dated January 28, 1992, and Addendum
            No. 2 dated June 15, 1992, were attached as Exhibit
            (10), page 30, of the Registrant's Form 10-K for the year ended December 31, 1996, and is incorporated herein by reference.

        (c) The following Material Contracts, attached as Exhibit
            (10) of the Registrant's Form 10-Q for the quarter
            ended September 30, 1995, are incorporated herein by
            reference:
    CAPTION
                              Description                  Page No.
            ---------------------------------------------  --------
            1. The Paul Mueller Company Tax Savings Plan
               and Trust, effective January 1, 1996, and
               and adopted by the Board of Directors on
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


Number                          Description                          Page No.
------  -----------------------------------------------------------  --------
        (g) The Agreement and Declaration of Trust for the Paul
            Mueller Company Employee Benefit Plan dated May 2, 1988,
            attached as Exhibit (10), page 107, of the Registrant's
            Form 10-K for the year ended December 31, 1988, is in-
            corporated herein by reference.

        (h) The following Executive Compensation Plans and Arrange-ments:

             i. The Paul Mueller Company 1999 Long-Term Incentive
                Plan, effective January 26, 1999, and adopted by the Board of Directors of the Registrant on January
                26, 1999, was attached as Exhibit A to the Regis-trant's 1999 Proxy Statement filed with the Commis-sion on March 26, 1999, and is incorporated herein by reference.

            ii. The Paul Mueller Company Supplemental Executive Re-
                tirement Plan, effective January 1, 1996, adopted by the Board of Directors on February 8, 1996, was attached as Exhibit (10), page 30, of the Regis-trant's Form 10-K for the year ended December 31, 1995, and is incorporated herein by reference.

           iii. The Executive Short-Term Incentive Plan, adopted
                January 31, 1995, attached as Exhibit (10), page 71, of the Registrant's Form 10-K for the year ended
                December 31, 1994, is incorporated herein by refer-ence.

 (21)   SUBSIDIARIES OF THE REGISTRANT.............................    110

 (27)   FINANCIAL DATA SCHEDULE AS OF DECEMBER 31, 1999............    111