Form 10-Q
period 2000-03-31
MUELLER PAUL CO
filed 2000-05-10
CIK 68726

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                  ----------------------------------
                               FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934.  For the quarterly period ended March 31,
    2000, or

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

Indicate the number of shares outstanding of the issuer's Common
Stock as of May 7, 2000:  1,174,021

PART I - FINANCIAL INFORMATION

The condensed financial statements included herein have been prepared by the Registrant without audit, pursuant to the rules and regula-tions of the Securities and Exchange Commission. Certain informa-tion and footnote disclosures normally included in the financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in con-nection with the financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K. This report reflects all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair statement of the results for the interim period.

                PAUL MUELLER COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS
                        (Dollars in Thousands)
                             (Unaudited)

                                                    Mar. 31   Dec. 31
                                                      2000      1999
                                                    -------   -------
ASSETS
------
Current Assets:
  Cash............................................ $  1,119  $    700
  Available-for-sale investments, at market.......    1,503     2,296
  Accounts and notes receivable, less reserve
    of $533 at March 31, 2000, and $518 at
    December 31, 1999, for doubtful accounts......   19,093    18,811
  Inventories (Note 2) -
    Raw materials and components.................. $  7,804  $  6,795
    Work-in-process...............................    5,221     3,114
    Finished goods................................    2,617     1,150
                                                   --------  --------
                                                   $ 15,642  $ 11,059
  Prepayments.....................................      429       570
                                                   --------  --------
        Total Current Assets...................... $ 37,786  $ 33,436
Other Assets (Note 5).............................    3,800     3,733
Property, Plant & Equipment, at cost.............. $ 60,779  $ 59,755
  Less - Accumulated depreciation.................   41,918    41,301
                                                   --------  --------
                                                   $ 18,861  $ 18,454
                                                   --------  --------
                                                   $ 60,447  $ 55,623
                                                   ========  ========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
Current Liabilities:
  Accounts payable................................ $  5,182  $  3,484
  Accrued expenses................................    6,072     5,138
  Advance billings................................    8,818     6,591
                                                   --------  --------
        Total Current Liabilities................. $ 20,072  $ 15,213
Other Long-Term Liabilities.......................    1,209     1,401
Contingencies (Note 4)............................
Shareholders' Investment:
  Common stock, par value $1 per share -
    Authorized 20,000,000 shares - Issued
    1,348,325 shares.............................. $  1,348  $  1,348
  Preferred stock, par value $1 per share -
    Authorized 1,000,000 shares - No shares
    issued........................................        -         -
  Paid-in surplus.................................    4,496     4,496
  Retained earnings...............................   36,088    35,970
                                                   --------  --------
                                                   $ 41,932  $ 41,814
  Less - Treasury stock, 174,304 shares at
           March 31, 2000, and December 31, 1999,
           at cost................................    2,554     2,554
         Deferred compensation....................      163       172
         Accumulated other comprehensive loss.....       49        79
                                                   --------  --------
                                                   $ 39,166  $ 39,009
                                                   --------  --------
                                                   $ 60,447  $ 55,623
                                                   ========  ========

 The accompanying notes are an integral part of these balance sheets.

                PAUL MUELLER COMPANY AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME
           (Dollars in Thousands Except Per Share Amounts)
                             (Unaudited)

                                                   Three Months Ended
                                                        March 31
                                                   ------------------
                                                     2000      1999
                                                   --------  --------
Net Sales........................................  $ 22,473  $ 18,884
Cost of Sales....................................    16,954    14,486
                                                   --------  --------
        Gross Profit.............................  $  5,519  $  4,398
Selling, General & Administrative Expenses.......     4,450     4,254
                                                   --------  --------
        Operating Income.........................  $  1,069  $    144

Other Income (Expense):
    Interest income..............................  $     46  $     89
    Interest expense.............................        (2)       (2)
    Other, net...................................        79        26
                                                   --------  --------
                                                   $    123  $    113
                                                   --------  --------
Income from Operations before Provision
    for Income Taxes.............................  $  1,192  $    257
Provision for Income Taxes.......................       393        90
                                                   --------  --------
Income before Equity in
    Earnings of Joint Venture....................  $    799  $    167
Equity in Earnings of Joint Venture (Note 5).....        23         -
                                                   --------  --------
        Net Income...............................  $    822  $    167
                                                   ========  ========
Basic and Diluted Earnings
    per Common Share (Note 3)....................  $   0.70  $   0.14
                                                   ========  ========

   The accompanying notes are an integral part of these statements.

                PAUL MUELLER COMPANY AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                       (Dollars in Thousands)
                             (Unaudited)

                                                   Three Months Ended
                                                        March 31
                                                   ------------------
                                                     2000      1999
                                                   --------  --------
Cash Flows from Operating Activities:
  Net income.....................................  $    822  $    167
  Adjustments to reconcile net income to net
      cash provided (required) by operating
      activities:
    Equity in income of joint venture............       (23)        -
    Bad debt expense (recovery)..................        35        (4)
    Depreciation and amortization................       659       687
    Loss on sales of fixed assets................         1         2
    Changes in assets and liabilities -
      Decrease in interest receivable............        10        32
      (Increase) decrease in accounts
        and notes receivable.....................      (316)      162
      (Increase) in inventories..................    (4,583)   (1,889)
      Decrease in prepayments....................       138        46
      (Increase) in other assets.................       (27)       (6)
      Increase in accounts payable...............     1,698       106
      Increase in accrued expenses...............       934        43
      Increase in advance billings...............     2,227     1,225
      (Decrease) increase in
        long-term liabilities....................      (208)      327
                                                   --------  --------
          Net Cash Provided by Operations........  $  1,367  $    898

Cash Flows Provided (Requirements) from
    Investing Activities:
  Proceeds from maturities of investments........  $    847  $  3,578
  Purchases of investments.......................       (47)   (2,566)
  Additions to property, plant, and equipment....    (1,044)     (340)
                                                   --------  --------
          Net Cash Provided (Required) by
            Investing Activities.................  $   (244) $    672

Cash Flows (Requirements) from
    Financing Activities:
  Dividends paid.................................  $   (704) $   (701)
                                                   --------  --------
          Net Cash (Required) by
            Financing Activities.................  $   (704) $   (701)
                                                   --------  --------
Net Increase in Cash.............................  $    419  $    869
Cash at Beginning of Period......................  $    700  $  1,358
                                                   --------  --------
        Cash at End of Period....................  $  1,119  $  2,227
                                                   ========  ========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for -
    Income taxes.................................  $     60  $      8

    The accompanying notes are an integral part of these statements.

                PAUL MUELLER COMPANY AND SUBSIDIARIES
               NOTES TO CONDENSED FINANCIAL STATEMENTS
            MARCH 31, 2000 AND 1999, AND DECEMBER 31, 1999
                             (Unaudited)

1. The condensed financial statements include the accounts of Paul Mueller Company (Registrant) and its wholly owned subsidiaries, Mueller International Sales Corporation, Mueller Transportation, Inc., and Mueller Field Operations, Inc. A summary of the significant accounting policies is included in Note 1 to the consolidated financial statements included in the Registrant's annual report on Form 10-K for the year ended December 31, 1999.

2. Inventory is recorded at the lower of cost; last-in, first-out
   (LIFO) method; or market.

   Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inven-tory levels and costs at that time, interim LIFO determinations, including those at March 31, 2000, must necessarily be based on management's estimate of expected year-end inventory levels and costs. Since estimates of future inventory levels and prices are subject to many factors beyond the control of management, interim financial results are subject to final year-end LIFO inventory amounts. Accordingly, inventory components reported for the period ending March 31, 2000, are estimates based on management's knowledge of the Registrant's production cycle, the costs asso-ciated with this cycle, and the sales and purchasing volume of the Registrant.

3. On May 13, 1999, 6,000 shares of restricted common stock and non-qualified stock options for 20,400 shares of common stock, at a grant price of $36.00 per share, were awarded to key members of management with vesting periods of five years. The market value of the restricted stock was $32.50 per share on the date of award, and the unamortized balance of deferred compensation is included under Shareholders' Investment on the accompanying consolidated balance sheets.

   The following table sets forth the computation of basic and diluted earnings per common share:

                                                         Three Months Ended
                                                       ----------------------
                                                          3-31-00     3-1-99
                                                       ----------  ----------
   Net income......................................... $  822,000  $  167,000
                                                       ==========  ==========
   Shares for basic earnings per common share -
     Weighted average shares outstanding..............  1,168,021   1,168,021
   Effect of restricted stock granted.................        193           -
                                                       ----------  ----------
   Shares for diluted earnings per common share -
     Adjusted weighted average shares outstanding.....  1,168,214   1,168,021
                                                       ==========  ==========
   Basic earnings per common share....................     $ 0.70      $ 0.14
                                                           ======      ======
   Diluted earnings per common share..................     $ 0.70      $ 0.14
                                                           ======      ======

4. The Registrant was the defendant in a breach-of-contract/breach-of-warranty lawsuit concerning reactor vessels sold in 1992 in Tarrant County, Texas (Alcon Laboratories, Inc. -vs- Paul Mueller Company). As a result of a trial that ended in September 1997, the Registrant received an adverse decision; and the final judg-ment awarded damages, interest, and attorney's fees totaling $1,700,000 to the plaintiff. The decision also provided that interest at 10% compounded annually would accrue on the judgment amount until paid.

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

   The Registrant currently employs approximately 860 people, of which nearly 400 are represented by the Sheet Metal Workers Union. The International Union called a strike beginning July 25, 1995, and currently 16 employees are participating.

5. On August 17, 1999, the Registrant established a joint venture when it acquired 50% of the common stock of Mueller Montana de Mexico, S.A. de C.V. (Mueller Montana), a Mexican fabricator of processing equipment, for a price of $1,083,000. One-half of the price was a contribution to the capital of Mueller Montana for the benefit of all shareholders and the balance was paid to for-mer shareholders. The investment in the joint venture was not material to the Registrant's financial position or results of operations. The investment is included in other assets on the Consolidated Balance Sheets.

6. The Registrant has two reportable segments: Industrial Equipment and Dairy Farm Equipment. There were no intersegment sales.

   Revenues and profitability for each segment for the three months ended March 31, 2000 and 1999, were as follows:

                                Three Months Ended March 31
              ---------------------------------------------------------------
                                   (dollars in thousands)
                Dairy Farm      Industrial        Other /
                 Equipment       Equipment       Corporate      Consolidated
              --------------- --------------- --------------- ---------------
                2000    1999    2000    1999    2000    1999    2000    1999
              ------- ------- ------- ------- ------- ------- ------- -------
   Revenues
    from
    external
    custo-
    mers..... $ 5,431 $ 5,153 $17,042 $13,731 $     - $     - $22,473 $18,884
   Income
    (loss)
    before
    income
    tax...... $   937 $   739 $   132 $  (595)$   123 $   113 $ 1,192 $   257

7. The Registrant reports comprehensive income (loss) and its compo-nents in accordance with Statement of Financial Accounting Stan-dards No. 130, "Reporting Comprehensive Income." Comprehensive income and its components, net of tax, are summarized below:

                                                         Three Months Ended
                                                       ----------------------
                                                          3-31-00     3-1-99
                                                       ----------  ----------
   Net income......................................... $  822,000  $  167,000
   Unrealized gain on investment, net of tax..........     11,000           -
   Foreign currency translation
     adjustment, net of tax...........................     19,000           -
                                                       ----------  ----------
   Total comprehensive income......................... $  852,000  $  167,000
                                                       ==========  ==========

                 PAUL MUELLER COMPANY AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATING RESULTS
                        AND FINANCIAL CONDITION

The following is Management's discussion and analysis of the signify-cant factors that have affected the Companies' earnings during the periods included in the accompanying Consolidated Condensed State-ments of Income.

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

OPERATING RESULTS

Sales for the three months ended March 31, 2000, were $22,473,000 versus sales of $18,884,000 for the three months ended March 31, 1999. Industrial Equipment shipments increased by $3,311,000, while Dairy Farm Equipment shipments improved by $278,000. Within the Industrial Equipment segment, shipment increases were recorded for most product lines, with the most significant increase in ship-ments attributable to Processing Equipment. The Industrial Equipment segment backlog was significantly higher at December 31, 1999, com-pared to December 31, 1998, and this was the primary reason for the improvement in shipments. Dairy Farm Equipment shipments were slightly higher for the first quarter of 2000 compared to the first quarter of 1999; and the increase was also due to a higher backlog at December 31, 1999, versus December 31, 1998. Increased export shipments of Dairy Farm Equipment were recorded, with the key coun-tries being Canada, Japan, and Mexico, while domestic shipments were flat.

The gross profit rate for the first quarter of 2000 was 24.6% com-pared to 23.3% for the first quarter of 1999. The improvement was due to the above-mentioned increase in shipments, coupled with lower manufacturing burden. The increase in shipments was attributable to the higher backlog of sales, which was 57% higher at December 31, 1999, versus December 31, 1998; and lower manufacturing burden ex-pense was the result of a higher level of production activity that was also driven by the higher backlog of sales. Increased production activity occurred in both the Dairy Farm Equipment segment and in the Industrial Equipment segment. Product lines with the most signi-ficant increase in production activity in the Industrial Equipment segment were Processing Equipment and Pure Water Equipment, and this was totally related to the higher beginning backlog of sales. Off-setting the effect of the higher level of production and sales was a $485,000 provision to increase the LIFO reserve, made during the first quarter of 2000, due to the significant escalation in stain-less steel prices. No provision for LIFO was recorded in the first quarter of 1999.

Selling, general, and administrative expenses were higher for the quarter ended March 31, 2000, versus the same period of a year ago due to higher personnel costs, legal and consulting fees, and a pro-vision for bad debts. As a percent of net sales, selling, general, and administrative expenses were lower for the first quarter of 2000 compared to the first quarter of 1999.

Other income improved slightly for the three months ended March 31, 2000, over the three months ended March 31, 1999, due to an insurance settlement, improved microbrewery/brewpub results, and improved truck-ing results. Lower interest income was due to a lower level of in-vestable funds available during the first quarter of 2000 versus 1999.

The effective tax rate for the first quarter of 2000 varied from the statutory tax rate (34%) primarily as a result of tax-exempt interest and the lower effective tax rate of the Foreign Sales Corporation
(FSC).

As previously reported, the labor contract with the Sheet Metal Workers Union (which covers a portion of the employees at the Springfield, Missouri, plant) expired on June 11, 1994. Extensive negotiations were conducted with union representatives, but a new contract was not achieved. The International Union called a strike that began on July 25, 1995, and the largest number of employees participating was approximately 185 during the fourth quarter of 1995. A substantial number of employees returned to work during 1996; and currently, there are only 16 employees participating.
No action has been taken by the union to prevent nonstriking em-ployees from working. The Registrant implemented the provisions of its revised and final offer effective April 1, 1996, which remains open for the union's acceptance; and no further negotiations are scheduled.

The union has filed unfair labor practice complaints against the Registrant. As a result, hearings were held in August 1996, November 1997, December 1998, and November 1999 before an administrative law judge of the National Labor Relations Board (NLRB), and the decisions of these hearings (except for one minor issue) have been appealed to the NLRB. A hearing before an administrative law judge on another unfair labor practice complaint against the Registrant is currently scheduled for October 2000. A final determination of all charges pending may take up to two years. However, management believes that, based on an evaluation by counsel, there is no material financial exposure to the Registrant.

The Registrant currently employs about 860 people, of which approxi-mately 400 at the Springfield, Missouri, facility are represented by the Sheet Metal Workers Union. The Registrant has facilities located in Springfield, Missouri, and Osceola, Iowa. There are approximately 750 employees assigned to the Springfield facility; and at the Osceola facility, there are approximately 110 employees, none of which are represented by a labor union.

The Registrant has experienced no significant Year 2000 problems. The AS/400 computer operating system and all major business systems, including the financial, design engineering, and manufacturing software systems, functioned properly. A few minor problems were encountered, but they were corrected immediately. All noninforma-tion technology systems and equipment within the Registrant's facilities performed without problems. To date, the Registrant has not experienced any problem with either suppliers or customers.

Market risks relating to the Registrant's operations result primarily from changes in foreign exchange rates and interest rates, as well as stainless steel prices. The Registrant periodically enters into foreign-exchange forward or spot contracts to hedge the exposure to foreign-currency-denominated purchase transactions. Forward con-tracts generally have maturities of less than three months. Foreign-currency-denominated purchases were $356,000 and $791,000 for the three months ended March 31, 2000 and 1999, respectively. There were no foreign-exchange forward contracts outstanding at March 31, 2000 and 1999. However, there were foreign currencies held at March 31, 2000 and 1999, amounting to approximately $11,000 and $18,000, respectively, for payment of foreign-denominated vendor invoices.
The Registrant's financial instruments that are exposed to interest rate risks consist of available-for-sale investments that are recorded at market value. Available-for-sale investments are main-tained in high-quality securities that consist of tax-exempt bonds and a taxable bond fund. Tax-exempt bonds generally have maturities of from three to twelve months. Unrealized holding gains and losses were not material as of March 31, 2000 and 1999, and there were no significant realized gains or losses during the periods. The Regis-trant does not use financial instruments for trading purposes. The risk of significant changes in stainless steel pricing for Indus-trial Equipment segment projects that extend over several months is managed by contracting for the stainless steel at the time the project is obtained.

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

Looking to the balance of 2000, there are factors that could affect the results of operations. If there is expanded employee participa-tion for an extended period of time in the strike mentioned above, this could have an adverse effect on the level of production and the ability to secure orders. The average domestic milk price year-to-date for 2000 is 22% below the average milk price for 1999; but feed prices to date have remained very favorable, which has allowed dairy farmers to invest in new equipment. Stainless steel mills have an-nounced two price increases for stainless steel coil so far this year, and additional increases are anticipated. Also, since October 1999, shipments of stainless steel have been subject to a surcharge as the result of escalating prices for nickel, a key component used in making stainless steel. Higher stainless steel prices may ad-versely affect order entry and the Registrant may be unable to fully recoup the higher steel costs in sales to customers, both of which would have an unfavorable effect on profitability. Additionally, as the Registrant's inventories are recorded on the last-in, first-out
(LIFO) method, continuing increases in stainless steel prices may require additional provisions to increase the LIFO reserve.

The backlog of sales at March 31, 2000, was $37,399,000 compared to $27,989,000 at March 31, 1999. The March 31, 2000, backlog repre-sents orders that will be completed and shipped over the next twelve months.

FINANCIAL CONDITION

The consolidated financial condition and the liquidity of the Regis-trant at March 31, 2000, have not changed significantly since
December 31, 1999. There are no significant commitments for capital expenditures at March 31, 2000.

PART II - OTHER INFORMATION

Item 4.   Submission of matters to a vote of security holders.

          a. The annual meeting of shareholders of the Registrant was held on May 1, 2000. At the meeting, the following matters were submitted to a vote of the shareholders:

             (1) Election of Directors  -

                 The following nominees for directors received the number of votes opposite their respective names for the two available Board of Director seats. Paul Mueller and Daniel C. Manna were nominated by the Board of Directors of the Registrant. The Regis-trant uses cumulative voting, and the two nominees receiving the most votes were elected.

                            Name             For      Withheld
                      ----------------    ---------    ------
                      Paul Mueller          611,213     5,769
                      Daniel C. Manna       609,213     5,769
                      Joseph N. Bacino      402,254    83,103
                                          ---------    ------
                          Totals          1,622,680    94,641

                 Directors not up for election but continuing after the annual meeting of shareholders were:

                 Gerald A. Cook    Wm. B. Johnson    Wm. R. Patterson
                 Donald E. Golik   David T. Moore

             (2) A proposal by the Sheet Metal Workers International
                 Association on behalf of its local affiliate, Sheet Metal Workers Local 208, to amend the Bylaws and Articles of Incorporation, stating that the Corpo-ration shall not adopt or maintain a Shareholder Rights Plan unless such Plan is first approved by an affirmative vote of a majority of the common shares outstanding.

                 The Registrant's Board of Directors recommended a vote against the proposal, and it was defeated.
                 Votes cast were as follows:

                              Votes for........338,325
                              Votes against....556,927
                              Abstain..........278,769

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

          b. Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended March 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PAUL MUELLER COMPANY

DATE:  May 7, 2000             /S/         DONALD E. GOLIK
       -----------             --------------------------------------
                               Donald E. Golik, Senior Vice President
                                     and Chief Financial Officer