Form 10-Q
period 2000-06-30
MUELLER PAUL CO
filed 2000-08-10
CIK 68726

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                 ----------------------------------
                              FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934.  For the quarterly period ended June 30,
    2000, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securi-ties Exchange Act of 1934. For the transition period from _____ to _____.

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

Indicate the number of shares outstanding of the issuer's Common
Stock as of August 7, 2000:  1,173,721

PART I  -  FINANCIAL INFORMATION

The condensed financial statements included herein have been prepared by the Registrant without audit, pursuant to the rules and regula-tions of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial state-ments, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclo-sures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in connection with the financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K.
This report reflects all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair state-ment of the results for the interim period.

                 PAUL MUELLER COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED BALANCE SHEETS
                        (Dollars in Thousands)
                               (Unaudited)

                                                    June 30   Dec. 31
                                                     2000      1999
                                                   --------  --------
ASSETS
------
Current Assets:
  Cash............................................ $  4,057  $    700
  Available-for-sale investments, at market.......    1,217     2,296
  Accounts and notes receivable, less reserve of
    of $511 at June 30, 2000, and $518 at
    December 31, 1999, for doubtful accounts......   18,151    18,811
  Inventories (Note 2) -
    Raw materials and components.................. $  9,115  $  6,795
    Work-in-process...............................    5,106     3,114
    Finished goods................................    2,964     1,150
                                                   --------  --------
                                                   $ 17,185  $ 11,059
  Prepayments.....................................      607       570
                                                   --------  --------
      Total Current Assets........................ $ 41,217  $ 33,436
Other Assets......................................    3,811     3,733
Property, Plant & Equipment, at cost.............. $ 61,259  $ 59,755
  Less - Accumulated depreciation.................   42,289    41,301
                                                   --------  --------
                                                   $ 18,970  $ 18,454
                                                   --------  --------
                                                   $ 63,998  $ 55,623
                                                   ========  ========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
Current Liabilities:
  Accounts payable................................ $  6,132  $  3,484
  Accrued expenses................................    6,726     5,138
  Advance billings................................   10,181     6,591
                                                   --------  --------
      Total Current Liabilities................... $ 23,039  $ 15,213
Other Long-Term Liabilities.......................    1,417     1,401
Contingencies (Note 4)............................
Shareholders' Investment:
  Common Stock, par value $1 per share -
    Authorized 20,000,000 shares - Issued
    1,348,325 shares.............................. $  1,348  $  1,348
  Preferred Stock, par value $1 per share -
    Authorized 1,000,000 shares -
    No shares issued..............................        -         -
  Paid-in surplus.................................    4,494     4,496
  Retained earnings...............................   36,468    35,970
                                                   --------  --------
                                                   $ 42,310  $ 41,814
  Less - Treasury stock, 174,604 shares at
           June 30, 2000, and 174,304 shares
           at December 31, 1999, at cost..........    2,562     2,554
         Deferred compensation (Note 3)...........      145       172
         Accumulated other comprehensive loss.....       61        79
                                                   --------  --------
                                                   $ 39,542  $ 39,009
                                                   --------  --------
                                                   $ 63,998  $ 55,623
                                                   ========  ========

 The accompanying notes are an integral part of these balance sheets.

                 PAUL MUELLER COMPANY AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
            (Dollars in Thousands Except Per Share Amounts)
                              (Unaudited)

                               Three Months Ended   Six Months Ended
                                     June 30             June 30
                               ------------------  ------------------
                                 2000      1999      2000      1999
                               --------  --------  --------  --------
Net Sales..................... $ 27,203  $ 24,181  $ 49,676  $ 43,065
Cost of Sales.................   20,973    18,214    37,927    32,699
                               --------  --------  --------  --------
    Gross Profit.............. $  6,230  $  5,967  $ 11,749  $ 10,366
Selling, General &
  Administrative Expenses.....    4,761     4,575     9,212     8,830
                               --------  --------  --------  --------
    Operating Income.......... $  1,469  $  1,392  $  2,537  $  1,536
Other Income (Expense):
  Interest income............. $     69  $     87  $    115  $    176
  Interest expense............       (2)       (2)       (4)       (4)
  Other, net (Note 4).........      (27)     (822)       53      (796)
                               --------  --------  --------  --------
                               $     40  $   (737) $    164  $   (624)
                               --------  --------  --------  --------
Income from Operations before
  Provision for Income Taxes.. $  1,509  $    655  $  2,701  $    912
Provision for Income Taxes....      440       189       833       279
                               --------  --------  --------  --------
Income before Equity in
  Earnings of Joint Venture... $  1,069  $    466  $  1,868  $    633
Equity in Earnings
  of Joint Venture............       16         -        39         -
                               --------  --------  --------  --------
    Net Income................ $  1,085  $    466  $  1,907  $    633
                               ========  ========  ========  ========
Basic and Diluted Earnings
  per Common Share (Note 3)... $   0.93  $   0.40  $   1.63  $   0.54
                               ========  ========  ========  ========

   The accompanying notes are an integral part of these statements.

                 PAUL MUELLER COMPANY AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                        (Dollars in Thousands)
                             (Unaudited)

                                                    Six Months Ended
                                                         June 30
                                                   ------------------
                                                     2000      1999
                                                   --------  --------
Cash Flows from Operating Activities:
  Net income...................................... $  1,907  $    633
  Adjustments to reconcile net income to net
      cash provided by operating activities:
    Equity in earnings of joint venture...........      (39)        -
    Bad debt expense (recovery)...................       72       (30)
    Depreciation and amortization.................    1,319     1,402
    Loss on sales of fixed assets.................        -         3
    Changes in assets and liabilities -
      Decrease (increase) in interest receivable..        4       (21)
      Decrease in accounts and notes receivable...      588       149
      (Increase) in inventory.....................   (6,126)   (1,472)
      (Increase) in prepayments...................      (32)     (190)
      (Increase) in other assets..................      (78)      (31)
      Increase in accounts payable................    2,648       727
      Increase (decrease) in accrued expenses.....    1,588      (509)
      Increase in advance billings................    3,590     1,006
      Increase in long-term liabilities...........        1       513
                                                   --------  --------
        Net Cash Provided by Operations........... $  5,442  $  2,180

Cash Flows Provided (Requirements) from
    Investing Activities:
  Proceeds from maturities of investments......... $  2,200  $  5,088
  Purchases of investments........................   (1,073)   (5,010)
  Proceeds from sale of equipment.................        4         6
  Additions to property, plant, and equipment.....   (1,807)     (956)
                                                   --------  --------
        Net Cash (Required) from
            Investing Activities.................. $   (676) $   (872)

Cash Flows (Requirements) from
    Financing Activities:
  Dividends paid.................................. $ (1,409) $ (1,405)
                                                   --------  --------
        Net Cash (Required) by
            Financing Activities.................. $ (1,409) $ (1,405)
                                                   --------  --------
Net Increase (Decrease) in Cash................... $  3,357  $    (97)
Cash at Beginning of Period.......................      700     1,358
                                                   --------  --------
        Cash at End of Period..................... $  4,057  $  1,261
                                                   ========  ========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest...................................... $      7  $      9
    Income taxes..................................      459        85

   The accompanying notes are an integral part of these statements.

                 PAUL MUELLER COMPANY AND SUBSIDIARIES
                NOTES TO CONDENSED FINANCIAL STATEMENTS
             JUNE 30, 2000 AND 1999, AND DECEMBER 31, 1999
                              (Unaudited)

1. The condensed financial statements include the accounts of Paul Mueller Company (Registrant) and its wholly owned subsidiaries, Mueller International Sales Corporation, Mueller Transportation, Inc., and Mueller Field Operations, Inc. A summary of the signi-fycant accounting policies is included in Note 1 to the consoli-dated financial statements included in the Registrant's annual report on Form 10-K for the year ended December 31, 1999.

2. Inventory is recorded at the lower of cost; last-in, first-out
   (LIFO) method or market.

   Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inven-tory levels and costs at that time, interim LIFO determinations, including those at June 30, 2000, must necessarily be based on management's estimate of expected year-end inventory levels and costs. Since estimates of future inventory levels and prices are subject to many factors beyond the control of management, interim financial results are subject to final year-end LIFO inventory amounts. Accordingly, inventory components reported for the period ending June 30, 2000, are estimates based on management's knowledge of the Registrant's production cycle, the costs associ-ated with this cycle, and the sales and purchasing volume of the Registrant.

3. On May 13, 1999, 6,000 shares of restricted common stock and non-qualified stock options for 20,400 shares of common stock, at a grant price of $36.00 per share, were awarded to key members of management with vesting periods of five years. The market value of the restricted stock was $32.50 per share on the date of award, and the unamortized balance of deferred compensation is included under Shareholders' Investment on the accompanying Consolidated Condensed Balance Sheets.

   The following table sets forth the computation of basic and di-luted earnings per common share:

                                 Three Months Ended       Six Months Ended
                               ----------------------  ----------------------
                                 6-30-00     6-30-99     6-30-00     6-30-99
                               ----------  ----------  ----------  ----------
   Net income................. $1,085,000  $  466,000  $1,907,000  $  633,000
                               ==========  ==========  ==========  ==========
   Shares for basic earnings
     per common share -
     Weighted average shares
     outstanding..............  1,168,021   1,168,021   1,168,021   1,168,021
   Effect of restricted
     stock granted............        102           7         148           4
                               ----------  ----------  ----------  ----------
   Shares for diluted earnings
     per common share -
     Adjusted weighted average
     shares outstanding.......  1,168,123   1,168,028   1,168,169   1,168,025
                               ==========  ==========  ==========  ==========
   Basic earnings per
     common share.............      $0.93       $0.40       $1.63       $0.54
                                    =====       =====       =====       =====
   Diluted earnings per
     common share.............      $0.93       $0.40       $1.63       $0.54
                                    =====       =====       =====       =====

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

   Management believed the decision was incorrect and, based on the advice of legal counsel, appealed the decision. A decision on the appeal was rendered by the Court of Appeals on May 27, 1999, and the trial court's decision was upheld. After consultation with legal counsel, the Registrant decided not to pursue an addi-tional appeal.

   On June 21, 1999, the Registrant was able to reach a settlement with Alcon Laboratories, Inc., in the amount of $1,875,000. As a result of the settlement, the Registrant increased its reserve for the lawsuit in the second quarter of 1999 to fully accrue for its liability. The addition to the reserve was $734,000; and it is included in Other, net on the Consolidated Condensed Statements of Income for 1999.

   The Registrant is involved in other legal proceedings incident to the conduct of its business. It is management's opinion that none of these matters will have a materially adverse effect on the con-solidated financial position, results of operations, or cash flows.

   The Registrant currently employs approximately 850 people, of which nearly 400 are represented by the Sheet Metal Workers Union. The International Union called a strike beginning July 25, 1995, and currently 16 employees are participating

5. The Registrant has two reportable segments: Industrial Equipment and Dairy Farm Equipment. There are no intersegment sales.

   Revenues and profitability for each segment for the three months and six months ended June 30, 2000 and 1999, were as follows:

                                 Three Months Ended June 30
              ---------------------------------------------------------------
                                   (dollars in thousands)
                Dairy Farm      Industrial        Other /
                 Equipment       Equipment       Corporate      Consolidated
              --------------- --------------- --------------- ---------------
                2000    1999    2000    1999    2000    1999    2000    1999
              ------- ------- ------- ------- ------- ------- ------- -------
   Revenues
    from
    external
    custo-
    mers..... $ 7,432 $ 6,836 $19,771 $17,345 $     - $     - $27,203 $24,181
   Income
    (loss)
    before
    income
    tax...... $ 1,328 $   976 $   141 $   485 $    40 $  (806)$ 1,509 $   655
                                  Six Months Ended June 30
              ---------------------------------------------------------------
                                   (dollars in thousands)
                Dairy Farm      Industrial        Other /
                 Equipment       Equipment       Corporate      Consolidated
              --------------- --------------- --------------- ---------------
                2000    1999    2000    1999    2000    1999    2000    1999
              ------- ------- ------- ------- ------- ------- ------- -------
   Revenues
    from
    external
    custo-
    mers..... $12,863 $11,989 $36,813 $31,076 $     - $     - $49,676 $43,065
   Income
    (loss)
    before
    income
    tax...... $ 2,264 $ 1,715 $   273 $  (110)$   164 $  (693)$ 2,701 $   912

6. The Registrant reports comprehensive income and its components in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income and its components, net of tax, are summarized below:

                                 Three Months Ended       Six Months Ended
                               ----------------------  ----------------------
                                 6-30-00     6-30-99     6-30-00     6-30-99
                               ----------  ----------  ----------  ----------
   Net income................. $1,085,000  $  466,000  $1,907,000  $  633,000
   Unrealized gain on invest-
     ments, net of tax........     22,000           -      33,000           -
   Foreign currency trans-
     lation adjustment,
     net of tax...............    (35,000)          -     (16,000)          -
                               ----------  ----------  ----------  ----------
   Comprehensive income....... $1,072,000  $  466,000  $1,924,000  $  633,000
                               ==========  ==========  ==========  ==========

                 PAUL MUELLER COMPANY AND SUBSIDIARIES
               MANAGEMENT'S ANALYSIS OF OPERATING RESULTS
                        AND FINANCIAL CONDITION

The following is Management's discussion and analysis of the signify-cant factors that have affected the Companies' earnings during the periods included in the accompanying Consolidated Condensed State-ments of Income.

The information discussed below in Management's Discussion and Analy-sis of Operating Results and Financial Condition contains statements regarding matters that are not historical facts, but rather are forward-looking statements. These statements are based on current financial and economic conditions and current expectations, and involve risk and uncertainties. Actual future results may differ materially depending on a variety of factors. These factors, some of which are identified in the discussion accompanying such forward-looking statements, include, but are not limited to, milk prices paid to dairy farmers, feed prices, weather conditions, dairy farm consolidation and other factors affecting the profitability of dairy farmers, the price of stainless steel, actions of competitors, labor strife, the Registrant's execution of internal performance plans, economic conditions in key export markets, the level of capital ex-penditures in the U.S. economy, and other changes to business condi-tions.

OPERATING RESULTS

Sales for the second quarter ended June 30, 2000, were $27,203,000, an increase of $3,022,000 over the second quarter of 1999. Indus-trial Equipment segment sales improved by $2,426,000, while Dairy Farm Equipment segment sales increased by $596,000. Within the Industrial Equipment segment, the increase in sales was primarily attributable to Processing Equipment for pharmaceutical applications. The improved performance in sales was attributable to the signify-cantly higher backlog of sales when comparing March 31, 2000, to March 31, 1999. Dairy Farm Equipment sales were about 9% higher for the second quarter of 2000 compared to the second quarter of 1999, and the increase again was due to improved backlog at March 31, 2000, compared to March 31, 1999. This increase in sales was solely attri-butable to higher export shipments, principally to Mexico and Japan, as domestic sales decreased approximately 7%.

The gross profit rate for the three months ended June 30, 2000, was 22.9% compared to 24.7% for the second quarter of 1999. The decrease in the gross profit rate was due primarily to a higher provision to increase the LIFO reserve made during the second quarter of 2000 ($645,000) compared to the second quarter of 1999 ($75,000). The higher provision was necessary due to the effect of increases in the base price of stainless steel and the implementation of surcharges at time of shipment. Additionally, the gross margin rate was somewhat less during the second quarter of 2000 compared to the second quarter of 1999 due to a change in the product mix.

Selling, general, and administrative expenses increased by about 4% for the second quarter of 2000 compared to the second quarter of 1999. The increase was due to personnel costs, provisions made for poten-tial warranty expense and bad debts, and legal and tax consulting fees.

Other income (expense) for the three months ended June 30, 2000, varied significantly from the three months ended June 30, 1999, due to the effect of the Alcon lawsuit settlement (see Note 4 above) in June 1999. As a result of the settlement, the Registrant increased its reserve for the lawsuit in the second quarter of 1999 to fully accrue for its liability, and the addition to the reserve was $734,000. Interest income was lower for the second quarter of 2000 compared to the second quarter of 1999 due to the lower level of investable funds.

The effective tax rate for the three months ended June 30, 2000, and June 30, 1999, varied from the statutory tax rate (34%) primarily as a result of tax credits and the lower effective tax rate of the Foreign Sales Corporation (FSC).

Sales for the six months ended June 30, 2000, were $6,611,000 higher than sales for the six months ended June 30, 1999. Sales of Indus-trial Equipment improved by $5,737,000, and Dairy Farm Equipment sales improved by $874,000. Within the Industrial Equipment segment, the improvement in sales was primarily attributable to Processing Equipment and again primarily for pharmaceutical applications. The improvement in sales was due to the significantly higher backlog at December 31, 1999, compared to December 31, 1998, primarily for the Processing Equipment product line within the Industrial Equipment segment. The higher level of sales for the Dairy Farm Equipment segment was due to the significantly higher backlog at December 31, 1999, compared to the backlog at December 31, 1998. The increase in sales of Dairy Farm Equipment during the first six months of 2000 compared to the first six months of 1999 was due to an increase in export shipments, as shipments to the domestic market were approxi-mately 5% lower. This increase in export sales was due to higher shipments to the Japanese and Mexican markets during 2000 compared to 1999.

For the six months ended June 30, 2000 and 1999, the gross profit rate was 23.7% and 24.1%, respectively. The decrease in the gross profit rate was due primarily to the significantly higher provi-sion made to the LIFO reserve during the first six months of 2000 ($1,130,000) compared to the first six months of 1999 ($75,000). The higher LIFO provision was necessary due to the higher stainless steel prices in effect for 2000 compared to 1999.

Selling, general, and administrative expenses for the first six months of 2000 compared to the first six months of 1999 were approxi-mately 4% higher. The increase was due to higher personnel costs, provisions made for potential warranty expense and bad debts, and legal and tax consulting fees. Selling, general, and administrative expense, as a percent of sales, was lower for the first six months of 2000 versus the first six months of 1999.

Other income (expense) was $164,000 for the first six months ended June 30, 2000, compared to a loss of $624,000 for the first six months of 1999. The variance was primarily due to the settlement of the Alcon lawsuit in June 1999 (as described above and in Note 4 above). Interest expense was lower for the first six months of 2000 compared to the first six months of 1999 due to a lower level of in-vestable funds.

The effective tax rate for the six months ended June 30, 2000, and June 30, 1999, varied from the statutory tax rate (34%) primarily as a result of tax credits, the lower effective tax rate of the Foreign Sales Corporation, and tax-exempt interest.

As previously reported, the labor contract with the Sheet Metal Workers Union (which covers a portion of the employees at the Spring-field, Missouri, plant) expired on June 11, 1994. Extensive negotia-tions were conducted with union representatives, but a new contract was not achieved. The International Union called a strike that began on July 25, 1995, and the largest number of employees participating was approximately 185 during the fourth quarter of 1995. A substan-tial number of employees returned to work during 1996; and currently, there are only 16 employees participating. No action has been taken by the union to prevent nonstriking employees from working. The Registrant implemented the provisions of its revised and final offer effective April 1, 1996, which remains open for the union's accep-tance; and no further negotiations are scheduled.

The union has filed unfair labor practice complaints against the Re-gistrant. As a result, hearings were held in August 1996, November 1997, December 1998, and November 1999 before an administrative law judge of the National Labor Relations Board (NLRB), and the decisions of these hearings (except for one minor issue) have been appealed to the NLRB. A hearing before an administrative law judge on another unfair labor practice complaint against the Registrant is currently scheduled for October 2000. A final determination of all charges pending may take up to two years after a decision by the NLRB. How-ever, management believes that, based on an evaluation by counsel, there is no material financial exposure to the Registrant.

The Registrant currently employs about 850 people, of which approxi-mately 400 at the Springfield, Missouri, facility are represented by the Sheet Metal Workers Union. The Registrant has facilities located in Springfield, Missouri, and Osceola, Iowa. There are approximately 740 employees assigned to the Springfield facility; and at the Osceola facility, there are approximately 110 employees, none of whom are represented by a labor union.

The Registrant has experienced no significant Year 2000 problems.
The AS/400 computer operating system and all major business systems, including the financial, design engineering, and manufacturing soft-ware systems, have functioned properly. A few minor problems were encountered, but they were corrected immediately. All noninforma-tion technology systems and equipment within the Registrant's facili-ties performed without problems. To date, the Registrant has not experienced any problem with either suppliers or customers.

Market risks relating to the Registrant's operations result pri-marily from changes in foreign exchange rates and interest rates, as well as stainless steel prices. The Registrant periodically enters into foreign-exchange forward or spot contracts to hedge the exposure to foreign-currency-denominated purchase transactions. For-ward contracts generally have maturities of less than three months. Foreign-currency-denominated purchases were $792,000 and $1,188,000 for the six months ended June 30, 2000 and 1999, respectively. There were no foreign-exchange forward contracts outstanding at June 30, 2000 and 1999. There were foreign currencies held at June 30, 2000, amounting to approximately $28,000, for payment of foreign-currency-denominated vendor invoices. The Registrant's financial instruments that are exposed to interest rate risks consist of available-for-sale investments that are recorded at market value. Available-for-sale investments are maintained in high-quality securities that consist of tax-exempt bonds and a taxable bond fund. Tax-exempt bonds gener-ally have maturities of from three to twelve months. Unrealized holding gains and losses were not material as of June 30, 2000 and 1999, and there were no significant realized gains or losses during the periods. The Registrant does not use financial instruments for trading purposes. The risk of changes in stainless steel prices for significant Industrial Equipment segment projects that extend over several months is managed by contracting for the stainless steel at the time the project is obtained.

Concentration of credit risk, with respect to receivables, is limited due to the large number of customers and their dispersion across a wide geographic area. The Registrant performs credit evaluations on all new customers and periodically reviews the financial condition of existing customers. For Industrial Equipment orders, down payments and/or progress payments are generally required based on the dollar value of the order and customer creditworthiness. Foreign receiva-bles are generally secured by irrevocable letters of credit confirmed by a major U.S. bank.

Looking to the balance of 2000, there are factors that could affect the results of operations. If there is expanded employee participa-tion for an extended period of time in the strike mentioned above, this could have an adverse effect on the level of production and the ability to secure orders. The average price of milk paid to farmers in the domestic market year-to-date for 2000 is 21% below the average milk price for the same period of 1999. Although feed prices have remained favorable, new orders for Dairy Farm Equipment year-to-date in 2000 are down 25% compared to the first six months of 1999, a year when record order entry and sales were achieved. About 90% of the decrease in order entry occurred during the second quarter, as the last eight months of low milk prices are affecting the profitability of dairy farmers. The decrease in order entry has been in the domes-tic market, as export year-to-date order entry for 2000 has been higher than for the similar period for 1999. A continuing trend of decreasing order entry for the balance of 2000 will affect sales and profitability of the Dairy Farm Equipment segment. Also, order entry in the Industrial Equipment segment has slowed in recent months; and market conditions are very competitive for the projects that are available. These factors could adversely affect sales and profita-bility for the Industrial Equipment segment for the balance of the year. Stainless steel mills implemented a price increase for stain-less steel earlier this year; and since October of 1999, orders placed for stainless steel have been subject to a surcharge, at time of shipment, as a result of the escalating price for nickel, a key component used in making stainless steel. In order to protect against the escalation of stainless steel prices, the Registrant increased its inventory of standard sizes of stainless steel coil used in the manufacture of its products. As the Registrant's inven-tories are recorded on the last-in, first-out (LIFO) method, addi-tional provisions to increase the LIFO reserve may be required, based on the Registrant's projections of inventory levels, the mix of inventory, and cost of items in inventory at year-end.

The backlog of sales at June 30, 2000, was $32,401,000 compared to $37,399,000 at March 31, 2000, and $27,100,000 at June 30, 1999. The
June 30, 2000, backlog represents orders that will be completed and shipped over the next twelve months.

FINANCIAL CONDITION

The consolidated financial condition and the liquidity of the Regis-trant at June 30, 2000, have not changed significantly since December 31, 1999. There are no significant commitments for capital expendi-tures at June 30, 2000.

The Registrant has a $6,000,000 bank-borrowing facility that expires on March 30, 2001, none of which is currently used. There are no commitment fees for the facility.

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

         b. Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended June 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its be-half by the undersigned, thereunto duly authorized.

                               PAUL MUELLER COMPANY

DATE:  August 7, 2000          /S/         DONALD E. GOLIK
       --------------          --------------------------------------
                               Donald E. Golik, Senior Vice President
                                    and Chief Financial Officer