Form 10-Q
period 2000-09-30
MUELLER PAUL CO
filed 2000-11-09
CIK 68726

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                ----------------------------------
                             FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934.  For the quarterly period ended
    September 30, 2000, or

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

Indicate by check mark whether the Registrant (1) has filed all re-ports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such re-ports), and (2) has been subject to such filing requirements for
the past 90 days.     Yes [X]    No [ ]

Indicate the number of shares outstanding of the issuer's Common
Stock as of November 6, 2000:  1,173,721

PART I  -  FINANCIAL INFORMATION

The condensed financial statements included herein have been pre-pared by the Company without audit, pursuant to the rules and regu-lations of the Securities and Exchange Commission. Certain informa-tion and footnote disclosures normally included in the financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in connection with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. This report reflects all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair statement of the results for the interim period.

                PAUL MUELLER COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS
                        (Dollars in Thousands)
                               (Unaudited)

                                                   Sept. 30  Dec. 31
                                                     2000      1999
                                                   --------  --------
ASSETS
Current Assets:
  Cash............................................ $  1,830  $    700
  Available-for-sale investments, at market.......      588     2,296
  Accounts and notes receivable, less reserve
    of $375 at September 30, 2000, and $518 at
    December 31, 1999, for doubtful accounts......   20,608    18,811
  Inventories (Note 2) -
    Raw materials and components.................. $  7,793  $  6,795
    Work-in-process...............................    3,882     3,114
    Finished goods................................    2,552     1,150
                                                   --------  --------
                                                   $ 14,227  $ 11,059
  Prepayments.....................................      499       570
                                                   --------  --------
      Total Current Assets........................ $ 37,752  $ 33,436
Other Assets......................................    3,767     3,733
Property, Plant & Equipment, at cost.............. $ 61,974  $ 59,755
  Less - Accumulated depreciation.................   42,894    41,301
                                                   --------  --------
                                                   $ 19,080  $ 18,454
                                                   --------  --------
                                                   $ 60,599  $ 55,623
                                                   ========  ========

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
  Accounts payable................................ $  4,742  $  3,484
  Accrued expenses................................    6,876     5,138
  Advance billings................................    7,560     6,591
                                                   --------  --------
      Total Current Liabilities................... $ 19,178  $ 15,213
Long-Term Liabilities.............................    1,471     1,401
Contingencies (Note 4)............................
Shareholders' Investment:
  Common Stock, par value $1 per share --
    Authorized 20,000,000 shares --
    Issued 1,348,325 shares....................... $  1,348  $  1,348
  Preferred Stock, par value $1 per share --
    Authorized 1,000,000 shares --
    No shares issued..............................        -         -
  Paid-in surplus.................................    4,494     4,496
  Retained earnings...............................   36,833    35,970
                                                   --------  --------
                                                   $ 42,675  $ 41,814
Less - Treasury stock, 174,604 shares
         at September 30, 2000, and
         174,304 shares at December 31,
         1999, at cost............................    2,562     2,554
       Deferred compensation (Note 3).............      136       172
       Accumulated other comprehensive loss.......       27        79
                                                   --------  --------
                                                   $ 39,950  $ 39,009
                                                   --------  --------
                                                   $ 60,599  $ 55,623
                                                   ========  ========

 The accompanying notes are an integral part of these balance sheets.

                PAUL MUELLER COMPANY AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME
           (Dollars in Thousands Except Per Share Amounts)
                             (Unaudited)

                               Three Months Ended   Nine Months Ended
                                  September 30        September 30
                               ------------------  ------------------
                                 2000      1999      2000      1999
                               --------  --------  --------  --------
Net Sales..................... $ 28,588  $ 23,603  $ 78,264  $ 66,668
Cost of Sales.................   22,268    19,204    60,196    51,903
                               --------  --------  --------  --------
    Gross Profit.............. $  6,320  $  4,399  $ 18,068  $ 14,765
Selling, General &
  Administrative Expenses.....    5,033     4,660    14,244    13,490
                               --------  --------  --------  --------
    Operating Income (Loss)... $  1,287  $   (261) $  3,824  $  1,275
Other Income (Expense):
  Interest income............. $    119  $     87  $    234  $    263
  Interest expense............       (4)       (2)       (8)       (6)
  Other, net (Note 4).........       39       (75)       92      (871)
                               --------  --------  --------  --------
                               $    154  $     10  $    318  $   (614)
                               --------  --------  --------  --------
Income (Loss) from Operations
  Before Provision for
  Income Taxes................ $  1,441  $   (251) $  4,142  $    661
Provision (Benefit) for
  Income Taxes................      366      (101)    1,199       178
                               --------  --------  --------  --------
Income (Loss) Before Equity
  in Earnings (Loss) of
  Joint Venture............... $  1,075  $   (150) $  2,943  $    483
Equity in Earnings (Loss)
  of Joint Venture............       (6)        -        33         -
                               --------  --------  --------  --------
    Net Income (Loss)......... $  1,069  $   (150) $  2,976  $    483
                               ========  ========  ========  ========

Basic and Diluted
  Earnings (Loss) per
  Common Share (Note 3)....... $   0.92  $  (0.13) $   2.55  $   0.41
                               ========  ========  ========  ========

   The accompanying notes are an integral part of these statements.

                PAUL MUELLER COMPANY AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                       (Dollars in Thousands)
                            (Unaudited)

                                                   Nine Months Ended
                                                     September 30
                                                 --------------------
                                                   2000        1999
                                                 --------    --------
Cash Flows from Operating Activities:
  Net income.................................... $  2,976    $    483
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Equity in earnings of joint venture.........      (33)          -
    Bad debt expense (recovery).................       12         (39)
    Depreciation & amortization.................    2,042       2,160
    Changes in assets & liabilities -
      Decrease in interest receivable...........       27          58
      (Increase) in accounts & notes receivable.   (1,808)       (187)
      (Increase) in inventory...................   (3,168)     (1,683)
      Decrease (increase) in prepayments........       78        (130)
      (Increase) in other assets................       (2)        (68)
      Increase in accounts payable..............    1,258       1,431
      Increase (decrease) in accrued expenses...    1,738        (438)
      Increase in advance billings..............      969       2,480
      Increase (decrease) in
        long-term liabilities...................       32          (3)
                                                 --------    --------
        Net Cash Provided by Operations......... $  4,121    $  4,064

Cash Flows (Requirements) from
    Investing Activities:
  Proceeds from maturities of investments....... $  2,825    $  9,030
  Purchases of investments......................   (1,075)     (6,978)
  Investment in joint venture...................        -      (1,083)
  Proceeds from sale of equipment...............        4           9
  Additions to property, plant & equipment......   (2,632)     (1,734)
                                                 --------    --------
        Net Cash (Required) from
          Investing Activities.................. $   (878)   $   (756)

Cash Flows (Requirements) from
    Financing Activities:
  Dividends paid................................ $ (2,113)   $ (2,109)
                                                 --------    --------
        Net Cash (Required) by
          Financing Activities.................. $ (2,113)   $ (2,109)
                                                 --------    --------
Net Increase in Cash............................ $  1,130    $  1,199

Cash at Beginning of Period.....................      700       1,358
                                                 --------    --------
        Cash at End of Period................... $  1,830    $  2,557
                                                 ========    ========

Supplemental Disclosures of
    Cash Flow Information:
  Cash paid during the period for:
    Interest.................................... $      9    $      9
    Income taxes................................      920         115

   The accompanying notes are an integral part of these statements.

                PAUL MUELLER COMPANY AND SUBSIDIARIES
               NOTES TO CONDENSED FINANCIAL STATEMENTS
          SEPTEMBER 30, 2000 AND 1999, AND DECEMBER 31, 1999
                              (Unaudited)

1. The condensed financial statements include the accounts of Paul Mueller Company (Registrant) and its wholly owned subsidiaries, Mueller International Sales Corporation, Mueller Transportation, Inc., and Mueller Field Operations, Inc. A summary of the sig-nificant accounting policies is included in Note 1 to the con-solidated financial statements included in the Registrant's annual report on Form 10-K for the year ended December 31, 1999.

2. Inventory is recorded at the lower of cost on a last-in, first-out
   (LIFO) basis or market

   Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time, interim LIFO determinations, inclu-ding those at September 30, 2000, must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since estimates of future inventory levels and costs are subject to many factors beyond the control of management, interim financial results are subject to final year-end LIFO inventory amounts. Accordingly, inventory components reported for the period ending September 30, 2000, are estimates based on manage-ment's knowledge of the Registrant's production cycle, the costs associated with this cycle, and the sales and purchasing volume of the Registrant.

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

   The following table sets forth the computation of basic and diluted earnings per common share:

                                 Three Months Ended       Nine Months Ended
                               ----------------------  ----------------------
                                 9-30-00     9-30-99     9-30-00     9-30-99
                               ----------  ----------  ----------  ----------
   Net income (loss).......... $1,069,000  $ (150,000) $2,976,000  $  483,000
                               ==========  ==========  ==========  ==========
   Shares for basic earnings
       per common share -
     Weighted average shares
       outstanding............  1,168,021   1,168,021   1,168,021   1,168,021
   Effect of restricted
     stock granted............        459           -         251         152
                               ----------  ----------  ----------  ----------
   Shares for diluted earnings
       per common share -
     Adjusted weighted average
     shares outstanding.......  1,168,480   1,168,021   1,168,272   1,168,173
                               ==========  ==========  ==========  ==========
   Basic earnings (loss)
     per common share.........     $ 0.92      $(0.13)     $ 2.55      $ 0.41
                                   ======      ======      ======      ======
   Diluted earnings (loss)
     per common share.........     $ 0.92      $(0.13)     $ 2.55      $ 0.41
                                   ======      ======      ======      ======

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

   Revenues and profitability for each segment for the three months and nine months ended September 30, 2000 and 1999, were as follows:

                              Three Months Ended September 30
              ---------------------------------------------------------------
                                   (dollars in thousands)
                Dairy Farm      Industrial        Other /
                 Equipment       Equipment       Corporate      Consolidated
              --------------- --------------- --------------- ---------------
                2000    1999    2000    1999    2000    1999    2000    1999
              ------- ------- ------- ------- ------- ------- ------- -------
   Revenues
    from
    external
    custo-
    mers..... $ 6,332 $ 6,377 $22,256 $17,226 $     - $     - $28,588 $23,603
   Income
    (loss)
    before
    income
    tax...... $   790 $   821 $   497 $(1,139)$   154 $    67 $ 1,441 $  (251)
                               Nine Months Ended September 30
              ---------------------------------------------------------------
                                   (dollars in thousands)
                Dairy Farm      Industrial        Other /
                 Equipment       Equipment       Corporate      Consolidated
              --------------- --------------- --------------- ---------------
                2000    1999    2000    1999    2000    1999    2000    1999
              ------- ------- ------- ------- ------- ------- ------- -------
   Revenues
    from
    external
    custo-
    mers..... $19,195 $18,366 $59,069 $48,302 $     - $     - $78,264 $66,668
   Income
    (loss)
    before
    income
    tax...... $ 3,054 $ 2,536 $   770 $(1,249)$   318 $  (626)$ 4,142 $   661

6. The Registrant reports comprehensive income and its components in accordance with Statement of Financial Accounting Standards
   No. 130, "Reporting Comprehensive Income." Comprehensive income and its components, net of tax, are summarized below:

                                 Three Months Ended       Nine Months Ended
                               ----------------------  ----------------------
                                 9-30-00     9-30-99     9-30-00     9-30-99
                               ----------  ----------  ----------  ----------
   Net income (loss).......... $1,069,000  $ (150,000) $2,976,000  $  483,000
   Unrealized gain on invest-
     ments, net of tax........     11,000           -      44,000           -
   Foreign currency trans-
     lation adjustment, net
     of tax...................     24,000          -        8,000           -
                               ----------  ----------  ----------  ----------
   Comprehensive
     income (loss)............ $1,104,000  $ (150,000) $3,028,000  $  483,000
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

The information discussed below in Management's Discussion and Analy-sis of Operating Results and Financial Condition contains statements regarding matters that are not historical facts, but rather are forward-looking statements. These statements are based on current financial and economic conditions and current expectations and in-volve risk and uncertainties. Actual future results may differ materially depending on a variety of factors. These factors, some of which are identified in the discussion accompanying such forward-looking statements, include, but are not limited to, milk prices paid to dairy farmers, feed prices, weather conditions, dairy farm consolidation and other factors affecting the profitability of dairy farmers, the price of stainless steel, actions of competitors, labor strife, the Registrant's execution of internal performance plans, economic conditions in key export markets, the level of capital expenditures in the U.S. economy, and other changes to business conditions.

OPERATING RESULTS

Sales for the three months ended September 30, 2000, were $4,985,000 greater than during the three months ended September 30, 1999. Industrial Equipment segment sales improved by $5,030,000, while Dairy Farm Equipment segment sales declined by $45,000. The improve-ment within the Industrial Equipment segment was primarily due to shipments of Pure Water Products, and virtually all of that was due to one project amounting to $4,166,000. Additionally, Processing Equipment sales improved primarily for beverage and pharmaceutical applications. Dairy Farm Equipment segment sales were down slightly, with the decline occurring in the domestic market as export sales were higher. Although the backlog of Dairy Farm Equipment was com-parable at June 30, 2000 and 1999, order entry was significantly lower during the third quarter of 2000 compared to the third quarter of 1999, which contributed to the decrease in domestic shipments. Consistently low milk prices during 2000 have contributed to lower order entry.

The gross profit rate for the third quarter of 2000 was 22.1% com-pared to 18.6% for the same period of a year ago. The increase was primarily due to the improvement in sales mentioned above. This was in spite of the fact that a higher provision was required to increase the LIFO reserve during the third quarter of 2000 ($580,000) compared to the third quarter of 1999 ($75,000). The higher provi-sion for LIFO was necessary due to the effect of higher stainless-steel prices during 2000 compared to 1999.

Selling, general, and administrative expenses were higher for the three months ended September 30, 2000, versus the same period of 1999, primarily due to increased expenditures for compensation, manu-facturers' representative's commissions, and consulting fees.

Other income (expense) improved by $144,000 for the third quarter of 2000 compared to the third quarter of 1999. The improvement was due to higher interest income and improved results for the trucking operation and brewery/brewpub.

The effective tax rate for the third quarter of 2000 and 1999 varied from the statutory tax rate (34%) due to tax credits, the lower effective tax rate of the Foreign Sales Corporation (FSC), and tax-exempt interest.

Sales for the nine months ended September 30, 2000, were $11,596,000 higher compared to the same period of a year ago. Industrial Equip-ment segment sales improved by $10,767,000, while Dairy Farm Equip-ment segment sales increased by $829,000. Within the Industrial Equipment segment, sales were higher for Pure Water Products and for Processing Equipment for beverage and pharmaceutical applications. The improvement in sales for the Industrial Equipment segment is the direct result of a significantly higher backlog at the beginning of 2000 compared to the beginning of 1999. The improvement in Dairy Farm Equipment segment sales was due to export shipments, as domes-tic sales were down for the nine months ended September 30, 2000, compared to the comparable period of a year ago. The increase in export shipments was primarily to Japan and Mexico. Domestic sales of Dairy Farm Equipment are down for 2000 compared to 1999 due to the significantly lower level of new orders, which is being driven by the low milk prices that are the result of a surplus of milk.

The gross profit rate for the first nine months of 2000 was 23.1% compared to 22.1% for the first nine months of 1999. The signifi-cantly higher level of shipments for 2000 contributed to the im-proved gross profit. The gross profit was offset by a higher LIFO provision for 2000 ($1,710,000) versus 1999 ($150,000). The increase in the LIFO provision was due to higher stainless-steel prices in effect for 2000 compared to 1999.

Selling, general, and administrative expenses for the first nine months of 2000 were 6% higher than the same period of 1999. The increase was due to higher personnel costs, consulting fees, provi-sions for potential warranty expense, and manufacturers' representa-tive's commissions.

Other income (expense) was $318,000 for the first nine months of 2000 compared to an expense of $(614,000) for the first nine months of 1999. A major part of the variance was due to the settlement of the Alcon lawsuit (see Note 4) in June 1999. As a result of the settle-ment, the Registrant increased its reserve for the lawsuit in the second quarter of 1999 to fully accrue for its liability; and the addition to the reserve was $734,000. The balance of the variance was due to improved results for the trucking operation and the brewery/brewpub during 2000 as compared to 1999.

The effective tax rate for the nine months ended September 30, 2000 and 1999, varied from the statutory tax rate (34%) due to tax credits, the lower effective tax rate of the Foreign Sales Corpora-tion (FSC), and tax-exempt interest.

As previously reported, the labor contract with the Sheet Metal Workers Union (which covers a portion of the employees at the Spring-field, Missouri, plant) expired on June 11, 1994. Extensive negoti-ations were conducted with union representatives, but a new contract was not achieved. The International Union called a strike that began on July 25, 1995; and currently there are only 16 employees participating. No action has been taken by the union to prevent nonstriking employees from working. The Registrant implemented the provisions of its revised and final offer effective April 1, 1996.

The union filed several unfair labor practice complaints against the Registrant, which were appealed to the National Labor Relations Board (NLRB) after hearings before administrative law judges. On September 25, 2000, the NLRB ruled on 20 of the 26 complaints before them; and the rulings issued present no material financial exposure to the Registrant. The Registrant or the union may appeal the rulings of the NLRB to a Federal Court, although the Registrant does not intend to appeal the rulings. A final determination of the remaining charges pending before the NLRB and any appeal by the union may take up to two years. However, management believes that, based on an evaluation by counsel, there is no material financial exposure to the Registrant.

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

The Registrant has experienced no significant Year 2000 problems.
The AS/400 computer operating system and all major business systems, including the financial, design engineering, and manufacturing soft-ware systems, have functioned properly. A few minor problems were encountered, but they were corrected immediately. All noninformation technology systems and equipment within the Registrant's facilities performed without problems. To date, the Registrant has not exper-ienced any problem with either suppliers or customers due to Year 2000 problems.

Market risks relating to the Registrant's operations result primar-ily from changes in foreign exchange rates and interest rates, as well as stainless-steel prices. The Registrant periodically enters into foreign-exchange forward or spot contracts to hedge the expo-sure to foreign-currency-denominated purchase transactions. Forward contracts generally have maturities of less than three months. Foreign-currency-denominated purchases were $1,749,000 and $2,690,000 for the nine months ended September 30, 2000 and 1999, respectively. There were no foreign-exchange forward contracts outstanding at September 30, 2000 and 1999. There were foreign currencies held at September 30, 2000, amounting to approximately $4,000, for payment of foreign-currency-denominated vendor invoices. The Registrant's financial instruments that are exposed to interest-rate risks con-sist of available-for-sale investments that are recorded at market value. Available-for-sale investments are maintained in high-quality securities that consist of a taxable bond fund. Unrealized holding gains and losses were not material as of September 30, 2000 and 1999; and there were no significant realized gains or losses during the periods. The Registrant does not use financial instru-ments for trading purposes. The risk of changes in stainless-steel prices for significant Industrial Equipment segment projects that extend over several months is managed by contracting for the stain-less steel at the time the project is obtained.

Concentration of credit risk, with respect to receivables, is limited due to the large number of customers and their dispersion across a wide geographic area. The Registrant performs credit evaluations on all new customers and periodically reviews the financial condition of existing customers. For Industrial Equipment orders, down pay-ments and/or progress payments are generally required based on the dollar value of the order and customer creditworthiness. Foreign receivables are generally secured by irrevocable letters of credit confirmed by a major U.S. bank.

Looking to the balance of 2000, there are factors that could affect the results of operations. If there is expanded employee participa-tion for an extended period of time in the strike mentioned above, this could have an adverse effect on the level of production and the ability to secure orders. The average price of milk paid to farmers in the domestic market year-to-date for 2000 is 25% below the average milk price for the same period of 1999. Although feed prices have remained favorable, new orders for Dairy Farm Equipment year-to-date in 2000 are down about 34% compared to the first nine months of 1999, a year when record order entry and sales were achieved. A continuing trend of decreasing order entry for the balance of 2000 will affect sales and profitability for the Dairy Farm Equipment segment. Also, year-to-date order entry in the Industrial Equipment segment is slightly less than order entry for the comparable period of 1999. Market conditions have been very competitive for major projects, which may affect profitability for the Industrial Equipment segment for the balance of the year. Stainless-steel mills implemented a price increase for stainless steel earlier this year; and since October of 1999, orders placed for stainless steel have been subject to a surcharge at time of ship-ment as a result of the escalating price for nickel, a key component used in making stainless steel. In order to protect against the escalation of stainless-steel prices, the Registrant increased its inventory of standard sizes of stainless-steel coil used in the manufacture of its products. As the Registrant's inventories are recorded on the last-in, first-out (LIFO) method, additional provi-sions to increase the LIFO reserve may be required based on the Registrant's projections of year-end inventory quantities, the mix of inventory, and the cost of items in inventory at year-end.

In general, the Registrant's business is not subject to seasonal variation and demand for its products. However, because orders for certain products can be large, a small number of large orders can have a significant impact on the Registrant's revenue in any one quarterly period. As a result, a relatively small reduction or de-lay in the number of orders shipped or completed and accepted by the customer can have a material impact on the Registrant's revenues for any particular quarter. Gross margins may vary from quarter-to-quarter as a result of the variations in profitability of large orders, as well as the mix of various products manufactured by the Registrant. Accordingly, results of operations for the Registrant for any particular quarter are not necessarily indicative of the results that may be expected for any subsequent quarter of the calen-dar year.

The backlog of sales at September 30, 2000, was $28,700,000 compared to $32,400,000 at June 30, 2000, and $36,700,000 at September 30,
1999. The level of backlog, at any particular point in time, is not necessarily indicative of the future operating performance of the Registrant in the following quarter due to the long manufacturing or fabrication cycle for some projects. Orders in the backlog are sub-ject to delays in completion and/or holds at the request of the cus-tomer, and this could have a significant impact on quarterly results. The September 30, 2000, backlog represents orders that will be com-pleted and shipped over the next twelve months.

The Registrant will adopt the provisions of Staff Accounting Bulle-tin (SAB) No. 101 for its fourth quarter beginning October 1, 2000. The adoption of SAB No. 101 had no material effect on the Regis-trant's financial position or results of operations for any previous quarter in 2000, and there will be no material effect on subsequent quarters.

FINANCIAL CONDITION

The consolidated financial condition and the liquidity of the Regis-trant at September 30, 2000, have not changed significantly since
December 31, 1999. There are no significant commitments for capital expenditures at September 30, 2000.

The Registrant has a $6,000,000 bank-borrowing facility that expires on March 30, 2001, none of which is currently used. There are no commitment fees for the facility.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

          a. Exhibits

                                                        Sequentially
             Exhibit                                      Numbered
             Number                Exhibit                   Page
             ------  -----------------------------------  --------
              (27)   Financial Data Schedule............     14

          b. Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PAUL MUELLER COMPANY

DATE:  November 6, 2000        /S/         DONALD E. GOLIK
       ----------------        --------------------------------------
                               Donald E. Golik, Senior Vice President
                                    and Chief Financial Officer