Form 10-K405
period 2000-12-31
MUELLER PAUL CO
filed 2001-03-22
CIK 68726

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                 ----------------------------------
                              FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the fiscal year ended: December 31, 2000

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

Indicate by check mark whether the Registrant (1) has filed all re-ports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

The aggregate market value of the voting stock of the Registrant held by nonaffiliates on February 28, 2001, was $28,100,594. As of March 16, 2001, there were 1,179,721 shares of common stock, $1 par value, of the Registrant outstanding.

Portions of the Proxy Statement for the annual meeting of shareholders to be held May 7, 2001, are incorporated by reference into Part III.

PART I

ITEM 1. - DESCRIPTION OF BUSINESS

     A.   GENERAL DEVELOPMENT OF BUSINESS

          The Registrant was incorporated under the laws of Missouri in 1946 as the successor to a business begun in 1940 to perform general sheet metal work, primarily for the build-ing industry. In the mid-1940's, the Registrant expanded its operations to include the manufacture of poultry pro-cessing equipment and stainless steel cheese-making vats for dairy plants. The Registrant, in 1955, began manufac-turing stainless steel milk coolers for dairy farms and in 1960 began manufacturing stainless steel storage tanks and discontinued its sheet metal operations. The Registrant purchased a water purification product line in January 1987. Today, the Registrant is one of the world's largest manufacturers of milk coolers for dairy farms. The Regis-trant is also one of the nation's leading manufacturers of custom-made stainless steel processing equipment for the food, dairy, beverage, chemical, pharmaceutical, and other industries. The Registrant's products are incorporated into a wide variety of industrial applications, including food and beverage processing, pharmaceutical and chemical processing, water distillation, heat transfer, HVAC, heat recovery, process cooling, and thermal energy storage. The Registrant opened a microbrewery and brewpub operation in December 1997 to showcase its brewery technology capability and expand its marketing of brewery systems.

          The Registrant entered into a license agreement in February 1994 under which it acquired the rights to manufacture and market evaporator assemblies used in liquid-ice systems. The agreement provides the Registrant an exclusive license to manufacture and to sell or to sublicense its rights for the following applications: HVAC; gas turbine; process cooling of food and chemicals; and concentration of milk, fruit juices, and acid solutions. The exclusive license is restricted to specific territories defined by application. The license is exclusive until expiration of the patents, but may become nonexclusive if royalties fail to equal spe-cified minimum levels for any calendar year. The Regis-trant is also the sole licensee of the technology for milk cooling on dairy farm applications with no minimum annual royalties required. The Registrant began manufacturing and marketing equipment in 1995.

          The Registrant has a license agreement with a Dutch company which allows for the production and sale of milk coolers in Europe and which provides royalties for the Registrant. The license can be terminated by either party on 60-days written notice.

          The Registrant entered into a license agreement in April 1998 under which it acquired the right to manufacture and market cross-flow heat exchangers on an exclusive basis in the U.S. and Canada. The license is subject to the licensor's nonexclusive right and license to sell cross-flow heat exchangers in the U.S. and Canada for food, dairy, and beverage applications. The Registrant also has a nonexclusive right to manufacture and sell cross-flow heat exchangers in any country outside the U.S. and Canada. The agreement has an initial term of five years and will automatically renew unless either party provides a one-year notification of nonrenewal. The Registrant is required to purchase, only from the licensor, the compo-nents necessary to fabricate the cross-flow heat exchanger as long as it has exclusivity.

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

     C.   NARRATIVE DESCRIPTION OF BUSINESS

          The Registrant's segments include Dairy Farm Equipment and Industrial Equipment.

          The Dairy Farm Equipment segment includes standard products that are built to stock and are available for sale from inventory. The Dairy Farm Equipment segment sells milk-cooling and storage equipment and accessories, refrigera-tion units, and heat-recovery equipment for use on dairy farms to independent dealers for resale. Sales are made to the domestic and export markets.

          The Industrial Equipment segment includes products that are designed and built to customer specifications. The Industrial Equipment segment sells the following products directly to industrial customers: food, beverage, chemi-cal, and pharmaceutical processing equipment; tank compo-nents; industrial heat transfer equipment; pure water equipment; thermal energy storage equipment; and comer-cial refrigeration equipment. Food processing equipment includes stainless steel storage and mixing tanks, food processors, cookers and coolers, and a variety of other custom-fabricated tanks. Beverage processing equipment includes stainless steel storage and fermentation tanks, brewhouse equipment, and other special equipment for brew-eries, wineries, distilleries, and soft-drink bottlers. Chemical and pharmaceutical processing equipment includes stainless steel and other alloy pressure vessels. Other Industrial Equipment products include water purification equipment, heat transfer equipment, thermal energy storage equipment, and commercial refrigeration equipment. The Industrial Equipment segment includes sales to the domestic and export markets.

          Raw materials used in the fabrication of the Registrant's products are readily available from sources in the United States. The Registrant purchases components from two Euro-pean vendors under agreements for its heat transfer product line.

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

          The Registrant carries a significant inventory of standard sizes of stainless steel coil and plate used in the manu-facture of its products. For large Industrial Equipment orders that will be completed over several months, stain-less steel is specifically ordered for the project when the project is secured. The Registrant provides extended payment terms primarily for export orders with payment secured generally by a letter of credit and to qualifying domestic Dairy Farm Equipment dealers. The Registrant requires down payments and/or progress payments on signi-ficant Industrial Equipment orders.

          Sales of the Registrant's products are distributed among several customers, and sales to any one customer are not significant to total consolidated sales. Sales to any one customer did not exceed 10% of the Registrant's con-solidated sales during 2000. However, the Dairy Farm Equipment segment has a customer, the loss of which may have an adverse effect on that segment's profitability if the sales volume could not be replaced.

          The backlog of sales was approximately $35,231,000 at Feb-ruary 28, 2001, compared to approximately $37,041,000 at February 29, 2000. It is anticipated that substantially all of the February 28, 2001, backlog will be shipped during the current fiscal year.

          In the Industrial Equipment segment, there are several com-petitors, most of which are smaller than the Registrant. Many Industrial Equipment projects are bid among several possible suppliers, which tends to make pricing very com-petitive. The principal methods of competition are price, quality, delivery, and service. In the Dairy Farm Equip-ment segment, there are relatively few competitors, and the Registrant is one of the largest manufacturers of dairy farm milk coolers in the world.

          Stainless steel prices increased rapidly during 2000. Also, due to the increase in and the volatility of prices of nickel and chromium, stainless steel suppliers operated on a policy of price-in-effect-at-time-of-shipment, and they implemented surcharges to account for this. Stain-less steel prices began declining during the latter part of 2000 and have decreased significantly. Surcharges are still in effect, but the total delivered price of stain-less steel during 2001 is expected to be significantly below the price incurred in 2000. Stainless steel prices are expected to be more stable during 2001 than during 2000.

          The Registrant spent $1,044,800 in 2000, $1,100,000 in
          1999, and $978,900 in 1998 on research activities relating to the development of new products or services and the im-provement of existing products or services. Fourteen full-time administrative employees are engaged in this activity.

          It is not anticipated that compliance with Federal, State, and local provisions, which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, will have a material effect upon the capital expenditures, earnings, or competitive position of the Registrant and its subsidiaries.

          The total number of employees at December 31, 2000, was 870 for the Registrant and its wholly owned subsidiaries.

          As previously reported, the labor contract with the Sheet

          Metal Workers Union (which covers a portion of the em-ployees at the Springfield, Missouri, plant) expired on June 11, 1994. Extensive negotiations were conducted with union representatives, but a new contract was not achieved. The International Union called a strike in July 1995, which ended in December 2000.

          The union filed several unfair labor-practice charges dur-ing the course of its strike. During 2000, the National Labor Relations Board ("NLRB") ruled in the Registrant's favor on the only important questions of the 26 issues before it. Two cases involving minor issues remain pend-ing before the NLRB, and the final determination may take a year. Management believes, based on evaluation by coun-sel, that there is no material financial exposure to the Registrant. The Registrant and the union are currently in negotiations and are attempting to reach agreement on a contract.

          The Registrant currently employs about 870 people, of which approximately 390 are represented by the Sheet Metal Workers Union. The Registrant has facilities located in Springfield, Missouri, and Osceola, Iowa. There are ap-proximately 770 employees assigned to the Springfield facility; and at the Osceola facility, there are an addi-tional 100 employees, none of which are represented by a labor union.

     D. FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

          Information about the amounts of export sales is covered in
          Note 6 of the Notes to Consolidated Financial Statements found in Part II, Item 8, and is incorporated herein by reference.

ITEM 2. - PROPERTIES

     The Registrant's primary domestic manufacturing facilities are located in Springfield, Missouri, and occupy approximately 720,000 square feet on 50 acres of land. These facilities are owned by the Registrant, as is all of the equipment it uses.
     The original section of the present Springfield plant was built in 1950 and consisted of 23,720 square feet. Since then, the Registrant has added to this facility many times in the course of a continuing program for enlarging and modernizing its facil-ities and increasing its capabilities. An addition of approxi-mately 14,100 square feet was made in 1981. The latest addition of about 6,000 square feet was made in 1999.

     In February 1987, the Registrant acquired an additional manufac-turing facility in Osceola, Iowa, which contains approximately 216,000 square feet.

     In February 1997, the Registrant purchased land and a building, which contains about 21,000 square feet, in downtown Springfield, Missouri, for the purpose of operating a microbrewery and brew-pub.

ITEM 3. - LEGAL PROCEEDINGS

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business or mat-ters for which insurance coverage is adequate, which involves the Registrant, nor is any director, officer, or any management security holder involved in any litigation that could adversely affect the Registrant.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Registrant did not submit any matter to a vote of security holders, through a solicitation of proxies or otherwise, during the fourth quarter of 2000.

ITEM 10. (from PART III) - EXECUTIVE OFFICERS OF THE REGISTRANT

            Name          Age       Position(s) with Registrant
     -------------------  ---  -------------------------------------
     Paul Mueller<F1>     85   Chairman of the Board and Director
     Daniel C. Manna<F1>  54   President and Director
     Donald E. Golik<F1>  57   Senior Vice President and Chief Finan-
                                 cial Officer, Secretary and Director

<F1> Individual has been employed by the Registrant for more than the past five years.

     Each of the above officers was elected to serve until the next annual meeting of the Board of Directors, which will be held on May 7, 2001, and until his successor shall have been duly elected and qualified or until his earlier resignation or removal.

PART II

ITEM 5. - MARKET PRICE FOR THE REGISTRANT'S COMMON STOCK
          AND RELATED SECURITY HOLDER MATTERS

     The Registrant's common stock is traded on The Nasdaq Stock Mar-ket(R) under the symbol MUEL. As of December 31, 2000, there were approximately 260 shareholders of record and approximately 600 beneficial shareholders.

     Market high and low prices and quarterly cash dividends in 2000 and 1999 were as follows:

                   2000 Quarter Ended               1999 Quarter Ended
             ------------------------------   ------------------------------
             Mar 31  Jne 30  Spt 30  Dec 31   Mar 31  Jne 30  Spt 30  Dec 31
             ------  ------  ------  ------   ------  ------  ------  ------
     MARKET PRICE OF STOCK
     High... 31      29      29-7/8  29       40-3/8  35-3/4  36      33-1/4
     Low.... 26      21      23-5/8  22-1/2   33-3/8  31      31-1/4  28-5/8
     CASH DIVIDENDS
     Declared
     per
     share.. $0.60   $0.60   $0.60   $0.60    $0.60   $0.60   $0.60   $0.60

ITEM 6. - SELECTED FINANCIAL DATA

                      SELECTED FINANCIAL DATA - FIVE-YEAR SUMMARY
                       2000        1999        1998        1997        1996
                   ----------- ----------- ----------- ----------- -----------
     Net sales....$102,113,496 $92,571,835 $89,745,547 $86,693,022 $83,950,990
     Net income...$  3,847,397 $ 1,870,659 $ 3,134,301 $ 2,944,540 $ 4,424,019
     Basic and
      diluted
      earnings
      per common
      share.......      $ 3.29      $ 1.60      $ 2.68      $ 2.52      $ 3.79
     Common shares
      outstanding.   1,173,721   1,174,021   1,168,021   1,168,021   1,168,021
     Dividends
      declared
      per common
      share.......      $ 2.40      $ 2.40      $ 2.40      $ 2.40      $ 2.10
     Total assets.$ 55,687,051 $55,622,768 $55,137,271 $56,547,290 $53,184,971
     Long-term
      debt........$    162,366 $   162,366 $   161,434 $   161,434 $   161,434

ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          OPERATING RESULTS AND FINANCIAL CONDITION

     Certain information discussed in Management's Discussion and Analysis of Operating Results and Financial Condition contains statements regarding matters that are not historical facts, but rather are forward-looking statements. These statements are based on current financial and economic conditions and current expectations, and they involve risk and uncertainties. Actual future results may differ materially, depending on a variety of factors. These factors, some of which are identified in the discussion accompanying such forward-looking statements, in-clude, but are not limited to, milk prices, feed costs, weather conditions, dairy farm consolidation and other factors affec-ting the profitability of dairy farmers, the price of stainless steel, actions of competitors, labor strife, the Registrant's execution of internal performance plans, economic conditions in key export markets, the level of capital expenditures in the U.S. economy, and other changes to business conditions

     OPERATING RESULTS

     The increase in sales between 2000 and 1999 was the most signi-ficant factor leading to improved results between the years

     SALES - Comparative consolidated sales for the past three years were as follows:

                                              Sales
                                 ------------------------------
                                    (in thousands of dollars)
                                   2000       1999       1998
                                 --------   --------   --------
        Dairy Farm Equipment.... $ 23,818   $ 23,946   $ 19,193
        Industrial Equipment....   78,295     68,626     70,553
                                 --------   --------   --------
                                 $102,113   $ 92,572   $ 89,746
                                 ========   ========   ========

     Sales of Dairy Farm Equipment were down slightly in 2000 com-pared to 1999. Domestic sales of Dairy Farm Equipment declined by 7% during 2000, while export sales were higher than in the previous year. In comparison to 1999, milk cooler unit sales decreased in the domestic market during 2000 by approximately 20%, while, at the same time, the average size of milk cooler sold increased by 16%. Milk cooler pricing varies directly with size, and sales of larger coolers helped to offset the loss of sales revenue from a decrease in the number of units.

     The significant factor affecting sales of domestic Dairy Farm Equipment during 2000 was the milk price paid to farmers. Domestic milk production once again grew significantly in 2000 after a very strong year in 1999. The effect of the high level of production was a surplus of milk, which led to a significant decrease in the milk price. The average milk price was 21.5% less during 2000 than during 1999. Although feed prices re-mained favorable, the significant reduction in the milk price led to a decline in sales of milk-cooling and storage equipment in the domestic market. The substantial backlog at the begin-ning of the year helped to offset the effect of low milk prices on sales of domestic Dairy Farm Equipment during 2000.

     Export sales of Dairy Farm Equipment, on the other hand, ex-perienced an increase of 27% during 2000, with a 35% increase in the number of milk-cooling units sold, as the average size cooler sold was less during 2000 versus 1999. The increase in export sales during 2000 was achieved in countries in North America and Asia where exchange rates were relatively stable during 2000. Additionally, expanded market coverage in those countries also contributed to higher sales, as did the signifi-cantly higher backlog as of the beginning of 2000 versus the beginning of 1999.

     During 1999, sales of Dairy Farm Equipment increased by $4,753,000 compared to 1998. All of the improvement was attri-butable to sales in the domestic market, which were up by 42% as export sales declined from the prior year. Economic condi-tions in the domestic dairy farm industry were favorable, which accounted for a significant increase in milk production during 1999, when milk prices for most of the year were relatively high and feed costs remained low. Also contributing to the increase in production was a buildup in the number of dairy cows, as well as higher output per cow. These conditions led to the significantly higher sales of milk-cooling and storage equipment. With the favorable economic conditions, unit sales of milk coolers in the domestic market increased by approxi-mately 45% during 1999 compared to 1998. However, export sales of Dairy Farm Equipment experienced a decline of 15% during 1999, with a 25% decline in the number of milk-cooling units sold. The reduction in sales related directly to the continuing economic problems in key foreign markets, coupled with the strength of the U.S. dollar during 1999. The decline in export sales was primarily due to decreased sales to coun-tries in Asia, North America, Europe, and Africa.

     For 2001, domestic milk prices are expected to remain low, as production is expected to continue at very high levels. Milk prices will remain low until production can be brought more in balance with the demand. Although higher milk prices are ex-pected during the latter half of 2001, projections are for only modest gains over the 2000 average price. Additionally, feed costs are expected to increase slightly during 2001. These conditions will put economic pressure on dairymen and, as a result, could limit the expansion of dairies and the acquisi-tion of capital equipment in 2001. This would have an adverse effect on order entry in 2001 for Dairy Farm Equipment and, coupled with a significantly lower starting backlog, would reduce the likelihood that domestic sales for 2001 would reach the level achieved in 2000. Dairy Farm Equipment exports for 2001 should improve somewhat over 2000, as exchange rates are expected to remain stable in key markets; and there should be increased sales opportunities in Mexico, Japan, and South Africa. However, foot-and-mouth disease may adversely affect sales in some of our export markets.

     In the domestic Dairy Farm Equipment market, the number of dairy farms continues to decline, as small high-production-cost dairies are being eliminated. This process leaves fewer, but larger, dairy farm operations that will require larger milk-cooling and storage capacity. The Registrant is well positioned to meet the cooling and storage requirements of this changing marketplace; and any impact on revenues and profitability will depend upon the rate at which farm consolidation continues.

     Although Industrial Equipment order entry improved by only 2.1% during 2000 compared to the prior year, the segment experienced an increase in sales of 14% or $9,669,000 during 2000 compared to 1999. One of the most significant factors affecting sales during 2000 was a large beginning backlog of $28,242,000, which represented an increase of 41% over the prior year's beginning backlog. The product lines having the most impact on the in-crease in sales were pharmaceutical processing equipment and PyroPure(TM) equipment. Several large pharmaceutical projects were secured during the year, both for factory-built tanks and for field-erected tanks, which contributed to the increase in sales. A major portion of PyroPure sales for the year was due to an order that we received during 1999 for a modular fluid-media-handling system for installation in a new biopharmaceuti-cal facility. The project was in excess of $4,000,000 and was completed and delivered to the customer during the third quar-ter of the year. The successful completion of the project contributed positively to the results of the Industrial Equip-ment segment during 2000.

     During 1999, sales of Industrial Equipment declined by $1,927,000 from the prior year in spite of the fact that order entry for the Industrial Equipment segment reached a record level. Although order entry during 1999 for the Industrial Equipment segment increased by 14% over the prior year, sales during 1999 were adversely affected by several factors. Backlog at the beginning of 1999 for this segment of our business was 11% lower than at the beginning of the preceding year. Addi-tionally, processing equipment (our most significant product line within the Industrial Equipment segment) began 1999 with a backlog that was 30% lower than the preceding year. Further-more, during 1999, production was hampered by customer delays and changes to orders already entered, which resulted in a fluc-tuating workload and poor shop labor efficiency. Also, the timing of order entry during 1999, particularly for processing equipment, was such that there were periods of low work and then insufficient time for several large projects to be completed and shipped by year-end.

     Looking forward to 2001, the overall growth rate for the U.S. economy is projected to be lower than it was in 2000. Corpor-ate profits are expected to remain flat or to decrease when compared to 2000; and, as a result, the forecasted capital expenditure growth rate for 2001 is down considerably. We are currently seeing very competitive conditions for the jobs that are available, particularly for processing equipment, our lar-gest product line in the Industrial Equipment segment. We anticipate that this will continue until the economy begins to strengthen. Margins for Industrial Equipment and particu-larly for our traditional tank-shop work will be under pressure during 2001 because of the economic slowdown. Competitors are aggressively lowering prices to secure work and maintain their market share. The backlog for the Industrial Equipment segment as of the beginning of 2001 was $29,944,000, or an increase of 6% over the prior year. However, field-fabrication projects, which involve both shop and fieldwork, make up a major portion of this backlog. Field-fabrication projects tend to be material intensive and typically have lower margins than our traditional tank-shop work.

     The price of stainless steel has dropped significantly from the high levels experienced during 2000. During 2000, the price of stainless steel escalated rapidly as the mills increased the base price and also implemented surcharges due to the increase in and the volatility of the market prices of nickel and chro-mium. Although the surcharges are still in effect, the total price of stainless steel is expected to remain at a much lower level and to be more stable during 2001 compared to 2000.

     As previously reported, the labor contract with the Sheet Metal Workers Union (which covers a portion of the employees at the Springfield, Missouri, plant) expired on June 11, 1994. Exten-sive negotiations were conducted with union representatives, but a new contract was not achieved. The International Union called a strike in July 1995, which ended in December 2000.

     The union filed several unfair labor-practice charges during the course of its strike. During 2000, the National Labor Rela-tions Board ("NLRB") ruled in the Registrant's favor on the only important questions of the 26 issues before it. Two cases involving minor issues remain pending before the NLRB; but management believes, based on evaluation by counsel, that there is no material financial exposure to the Registrant. The Registrant and the union are currently in negotiations and are attempting to reach agreement on a contract.

     The Registrant currently employs about 870 people, of which approximately 390 are represented by the Sheet Metal Workers Union. The Registrant has facilities located in Springfield, Missouri, and Osceola, Iowa. There are approximately 770 em-ployees assigned to the Springfield facility; and at the Osceola facility, there are an additional 100 employees, none of which are represented by a labor union.

     Sales backlog totaled $31,703,000 at December 31, 2000, versus $34,533,000 and $22,008,000 at the end of 1999 and 1998, re-
     spectively. The backlog for the Industrial Equipment segment-ment was $29,944,000, $28,242,000, and $20,081,000 at the end
     of 2000, 1999, and 1998, respectively. The backlog for the Dairy Farm Equipment segment was $1,759,000, $6,291,000, and $1,927,000 at the end of 2000, 1999, and 1998, respectively.
     Substantially all of the December 31, 2000, backlog will be shipped during the current year.

     OPERATING INCOME - Operating income for 2000 was $4,472,000 versus $3,155,000 for 1999. The major factor contributing to the higher operating income was the increase in sales of $9,541,000. The positive effect on profitability of the in-creased volume, contributed solely by the Industrial Equip-ment segment, was more than enough to offset the effects of a lower gross margin rate, an unfavorable LIFO provision, and higher operating expenses. The overall gross margin rate was lower for 2000 compared to 1999. While the gross margin rate for the Industrial Equipment segment was slightly higher, the decrease in the Dairy Farm Equipment segment gross margin rate, due to higher stainless steel prices, more than offset the increased rate in the other segment. During 2000, the LIFO reserve was increased by $474,000, which directly reduced the operating income. In contrast, for 1999, there was a reduction in the required LIFO reserve, which had the effect of increasing operating income by $1,127,000. Manufacturing burden was higher for 2000 compared to the prior year, as the variable components of manufacturing burden were greater due to the higher sales volume. Additionally, a much lower work-in-process inventory at December 31, 2000, versus December 31, 1999, contributed to more manufacturing burden being expensed during 2000. Selling, general, and administrative expenses were greater during 2000 compared to 1999, as expenditures were higher for personnel, warranty and service, and consulting. Also, the increased ac-tivity of Mueller Field Operations, Inc., contributed to higher selling, general, and administrative expenses.

     Operating income for 1999 was $3,155,000 versus $3,890,000 for 1998. Although sales were higher for 1999 compared to 1998, there was a reduction in the required LIFO reserve that had the effect of increasing operating income by $1,127,000. However, operating income was adversely affected by lower margins and higher operating expenses. Overall, margins were lower for 1999 compared to 1998. The product line contributing to lower overall margins was processing equipment, our largest product line. Processing equipment margins were lower due to very com-petitive pricing conditions, the addition of field-fabrication work that has inherently lower margins, and plant labor effi-ciency that was adversely affected by the fluctuating workload during 1999.

     Operating expenses for 1999 were also higher than those for 1998. Manufacturing burden was approximately 7% higher for 1999 compared to 1998. This was due to a higher level of production during 1998 than during 1999, which resulted in a greater deferral of manufacturing burden in inventory in 1998 versus 1999. Selling, general, and administrative expenses were higher in 1999 compared to 1998, as expenditures were higher for personnel costs, warranty and service, medical ex-penses, and product development costs. Additionally, selling, general, and administrative expenses were higher due to the increased activity of Mueller Field Operations, Inc.

     The profitability of the Industrial Equipment segment is lower than that for the Dairy Farm Equipment segment as the segment is more resource intensive and pricing is more competitive. Generally, all Industrial Equipment projects are engineered-to-order, and the projects require much greater support from the sales, engineering, and manufacturing areas, as well as a higher degree of skill to fabricate. Also, the risks of manufacturing are greater because the products are custom-designed and built; and the chances of misinterpretation, errors, and mistakes are, in general, much greater than with a standard product. Many of the Industrial Equipment projects are bid among several possible suppliers, which tends to make pricing very competitive. On the other hand, the Dairy Farm Equipment segment sells standard pro-ducts; and engineering designs have been well defined and manu-facturing methods have been refined for efficiency. The proprie-tary nature of the products also permits more attractive pricing. There are relatively few competitors, and the Registrant is one of the largest manufacturers of dairy farm milk coolers.

     Inflation is a factor that affects the cost of operations, and the Registrant seeks ways to minimize the effect on operating results. To the extent permitted by competitive conditions, higher material prices, labor costs, and operating costs are passed on to the customer by increasing prices. The Registrant uses the LIFO method of accounting for inventories; and under this method, the cost of products sold, as reported in the fi-nancial statements, approximates the current replacement cost. Additionally, the Registrant uses accelerated depreciation methods in charging depreciation expense to current operations, which, to a certain extent, reflects the effect of the increased cost of replacement productive capacity.

     OTHER INCOME (EXPENSE) - Interest income for 2000 was $294,000 versus $322,000 for 1999. Although the average interest rate was higher for 2000 compared to the prior year, the average level of investable funds for 2000 was about 50% less than for 1999, which contributed to lower interest income. The 1999 average level of investable funds was lower than 1998, which resulted in lower interest income.

     The significant difference between other, net for 2000 and for 1999 was a lawsuit settlement during 1999. The Registrant was the defendant in a breach-of-contract/breach-of-warranty law-suit concerning reactor vessels sold in 1992 (Alcon Labora-tories, Inc., versus Paul Mueller Company). The Registrant received an adverse decision at the trial in September of 1997, and the final judgment awarded damages, interest, and attorney's fees totaling $1,700,000 to the plaintiff. The decision also provided that interest at 10% compounded annually would accrue on the judgment amount until paid. Management believed that this decision was incorrect and, based on advice of legal coun-sel, appealed the decision. A decision on the appeal was ren-dered by the Court of Appeals on May 27, 1999; and the trial court's decision was upheld. After consultation with legal counsel, the Registrant decided not to pursue an additional appeal. On June 21, 1999, the Registrant was able to reach a settlement with Alcon Laboratories, Inc., in the amount of $1,875,000. As a result of the settlement, the Registrant increased its reserve in 1999 by $734,000 to fully accrue for its liability. Compared to results for 2000, other, net for 1999 was also adversely affected by lower results of the truck-ing operation and microbrewery/brewpub.

     Other, net for 1999 compared to 1998 was adversely affected by the lawsuit settlement mentioned in the preceding paragraph, lower royalty income, and lower results for the trucking opera-tion.

     PROVISION FOR INCOME TAXES - The effective tax rates for 2000, 1999, and 1998 were 21.2%, 23.1%, and 28.5%, respectively; and
     they were below the statutory rate (34%) due primarily to tax credits and the lower effective tax rate for the foreign sales corporation

     YEAR 2000 ISSUE - The Registrant experienced no significant Year 2000 problems. The AS/400 computer operating system and all major business systems, including the financial, design en-gineering, and manufacturing software systems, have functioned properly. A few minor problems were encountered, but they were corrected immediately. All noninformation technology systems and equipment within the Registrant's facilities performed with-out problems. The Registrant has not experienced any problems with either suppliers or customers related to Year 2000 issues.

     FINANCIAL CONDITION

     LIQUIDITY - CAPITAL RESOURCES - Working capital was $18,202,000 as of December 31, 2000, compared to $18,223,000 as of December 31, 1999. The current ratio, a measure of liquidity, was 2.26 as of December 31, 2000, versus 2.20 as of December 31, 1999. The Registrant has no significant amount of long-term debt.

     Net cash provided by operations was $4,525,000 in 2000 compared to $2,928,000 in 1999 and $2,495,000 in 1998. The 2000 cash flow was primarily attributable to net income, depreciation and amortization, and an increase in accounts payable. The 1999 cash flow was primarily attributable to net income, depreciation and amortization, and an increase in advance billings. The 1998 cash flow was primarily attributable to net income and to depre-ciation and amortization expense.

     Capital expenditures for the most recent three years were $3,510,000 in 2000, $2,520,000 in 1999, and $4,769,000 in 1998.
     Capital expenditures during the three years ended December 31, 2000, included a substantial portion to improve production effi-ciency and to reduce throughput time. The level of capital ex-penditures for 2001 is initially planned at about $4,000,000. Anticipated expenditures will be primarily for critical plant equipment to enhance capabilities, maintain quality, and im-prove efficiency.

     The Registrant has a $6,000,000 bank-borrowing facility that expires on May 31, 2002. Management believes that cash flow provided by operations and the cash and investment position will continue to be sufficient to satisfy the Registrant's working capital requirements, normal capital expenditure levels, and anticipated dividends. A policy of requiring down payments and/or progress payments on large Industrial Equipment segment projects provides a favorable effect on cash flow. Management expects that internally generated funds will be sufficient to finance operations, and this is consis-tent with historical performance.

     Market risks relating to the Registrant's operations result pri-marily from changes in foreign-exchange rates, interest rates, as well as stainless steel prices. The Registrant periodically enters into foreign-exchange forward or spot contracts to hedge the exposure to foreign-currency-denominated purchase transac-tions. Forward contracts generally have maturities of less than three months. Foreign-currency-denominated purchases were approximately $2,500,000, $3,700,000, and $3,700,000 for 2000,
     1999, and 1998, respectively. There were no foreign-exchange forward contracts outstanding or currencies held at December 31, 2000 or 1999. The Registrant's financial instruments that are exposed to interest rate risk consist of available-for-sale in-vestments that are recorded at market value and were $581,904 and $2,295,696 at December 31, 2000, and December 31, 1999,
     respectively.

     Available-for-sale investments are maintained in high-quality securities that consist of tax-exempt bonds, a taxable bond fund, and a taxable variable-rate preferred-stock fund. Tax-exempt bonds generally have maturities of from three to twelve months. Unrealized holding gains and losses were not material as of December 31, 2000 or 1999, and there were no significant realized gains or losses during 2000, 1999, or 1998. The Regis-trant does not use financial instruments for trading purposes. The risk of significant changes in stainless steel pricing for Industrial Equipment segment projects that extend over several months is managed by contracting for the stainless steel at the time the project is obtained.

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

     Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133," is-sued in June 1999 and effective for the Registrant's 2001 fiscal year, is not expected to have a material effect on the Regis-trant's financial position or results of operations.

ITEM 7.A. - QUALITATIVE AND QUANTITATIVE DISCLOSURES
            ABOUT MARKET RISK

     Certain information concerning market risk is set forth in
     Item 7, page 13, and is incorporated herein by reference. Other disclosure requirements are not submitted because they are not applicable or they are not material

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         CONSOLIDATED BALANCE SHEETS
                         December 31, 2000 and 1999
                                                          2000         1999
                                                      -----------  -----------
ASSETS
------
Current Assets:
Cash and cash equivalents...........................  $   667,441  $   699,936
  Available-for-sale investments, at market.........      581,904    2,295,696
  Accounts and notes receivable, less reserve
      for doubtful accounts of $689,831 in 2000
      and $518,414 in 1999..........................   18,909,688   18,811,372
  Inventories -
    Raw materials and components....................  $ 7,641,574  $ 6,794,576
    Work-in-process.................................    2,912,549    3,114,494
    Finished goods..................................    1,439,322    1,149,512
                                                      -----------  -----------
                                                      $11,993,445  $11,058,582
  Prepayments.......................................      458,474      570,322
                                                      -----------  -----------
          Total Current Assets......................  $32,610,952  $33,435,908
Property, Plant, and Equipment - at cost -
  Land and land improvements........................  $ 3,504,825  $ 3,323,629
  Buildings.........................................   13,850,962   13,731,764
  Shop equipment....................................   31,379,957   29,486,115
  Transportation, office, and other equipment.......   13,298,617   12,614,093
  Construction-in-progress..........................      779,497      599,660
                                                      -----------  -----------
                                                      $62,813,858  $59,755,261
  Less - Accumulated depreciation...................   43,622,248   41,301,338
                                                      -----------  -----------
                                                      $19,191,610  $18,453,923
Other Assets........................................    3,884,489    3,732,937
                                                      -----------  -----------
                                                      $55,687,051  $55,622,768
                                                      ===========  ===========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
Current Liabilities:
  Accounts payable..................................  $ 4,619,653  $ 3,484,162
  Accrued expenses -
    Income taxes....................................      216,964      230,365
    Payrolls........................................    2,475,626    2,165,912
    Vacations.......................................    2,373,643    2,045,825
    Other...........................................      793,516      695,671
  Advance billings..................................    3,929,838    6,591,154
                                                      -----------  -----------
          Total Current Liabilities.................  $14,409,240  $15,213,089
Other Long-Term Liabilities.........................    1,165,755    1,401,052
Contingencies.......................................
Shareholders' Investment:
  Common stock, par value $1 per share -
    Authorized 20,000,000 shares - Issued
    1,348,325.......................................  $ 1,348,325  $ 1,348,325
  Preferred stock, par value $1 per share -
    Authorized 1,000,000 shares - No shares issued..            -            -
  Paid-in surplus...................................    4,493,932    4,495,728
  Retained earnings.................................   36,999,955   35,969,849
                                                      -----------  -----------
                                                      $42,842,212  $41,813,902
  Less - Treasury stock, 174,604 shares in 2000
           and 174,304 shares in 1999, at cost......    2,561,987    2,554,033
         Deferred compensation......................      126,588      172,250
         Accumulated other comprehensive loss.......       41,581       78,992
                                                      -----------  -----------
                                                      $40,112,056  $39,008,627
                                                      -----------  -----------
                                                      $55,687,051  $55,622,768
                                                      ===========  ===========

              The accompanying notes are an integral part of
                    these consolidated balance sheets.

                    CONSOLIDATED STATEMENTS OF INCOME
          For the Years Ended December 31, 2000, 1999, and 1998

                                         2000          1999          1998
                                     ------------  ------------  ------------
Net Sales........................... $102,113,496  $ 92,571,835  $ 89,745,547
Cost of Sales.......................   78,770,528    71,155,331    68,173,874
                                     ------------  ------------  ------------
  Gross profit...................... $ 23,342,968  $ 21,416,504  $ 21,571,673
Selling, General, and Administrative
  Expenses..........................   18,871,089    18,261,099    17,682,108
                                     ------------  ------------  ------------
  Operating income.................. $  4,471,879  $  3,155,405  $  3,889,565
Other Income (Expense):
  Interest income................... $    293,708  $    322,327  $    403,564
  Interest expense..................      (12,191)      (10,054)      (14,635)
  Other, net........................       33,789      (964,729)      104,807
                                     ------------  ------------  ------------
                                     $    315,306  $   (652,456) $    493,736
                                     ------------  ------------  ------------
      Income before provision
        for income taxes............ $  4,787,185  $  2,502,949  $  4,383,301
Provision for Income Taxes..........    1,017,000       577,000     1,249,000
                                     ------------  ------------  ------------
Income before Equity in Income
     (Loss) of Joint Venture........ $  3,770,185  $  1,925,949  $  3,134,301
Equity in Income (Loss) of
     Joint Venture..................       77,212       (55,290)            -
                                     ------------  ------------  ------------
Net Income.......................... $  3,847,397  $  1,870,659  $  3,134,301
                                     ============  ============  ============
Basic and Diluted Earnings
  per Common Share..................       $ 3.29        $ 1.60        $ 2.68
                                           ======        ======        ======

             The accompanying notes are an integral part of
                     these consolidated statements.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
          For the Years Ended December 31, 2000, 1999, and 1998
                          Common        Paid-in      Retained      Treasury
                           Stock        Surplus      Earnings        Stock
                        -----------   -----------   -----------   -----------
Balance - 12-31-1997..  $ 1,342,325   $ 4,306,728   $36,582,189   $(2,554,033)

Add (Deduct):
  Net income..........            -             -     3,134,301             -
  Dividends - $2.40
    per common share..            -             -    (2,803,250)            -
                        -----------   -----------   -----------   -----------
Balance - 12-31-1998..  $ 1,342,325   $ 4,306,728   $36,913,240   $(2,554,033)

Add (Deduct):
  Net income..........            -             -     1,870,659             -
  Other comprehensive
      income, net
      of tax:
    Unrealized net
      loss on
      investments.....            -             -             -             -
    Foreign currency
      translation
      adjustment......            -             -             -             -
 Comprehensive
   income.............            -             -             -             -
  Dividends - $2.40
    per common share..            -             -    (2,814,050)            -
  Restricted stock
    issued............        6,000       189,000             -             -
  Amortization........            -             -             -             -
                        -----------   -----------   -----------   -----------
Balance, 12-31-1999...  $ 1,348,325   $ 4,495,728   $35,969,849   $(2,554,033)

Add (Deduct):
  Net income..........            -             -     3,847,397             -
  Other comprehensive
      income, net
      of tax:
    Unrealized net
      gain on
      investments.....            -             -             -             -
    Foreign currency
      translation
      adjustment......            -             -             -             -
 Comprehensive
   income.............            -             -             -             -
  Dividends - $2.40
    per common share..            -             -    (2,817,291)            -
  Restricted stock
    forfeiture........            -        (1,796)            -        (7,954)
  Amortization........            -             -             -             -
                        -----------   -----------   -----------   -----------
Balance, 12-31-2000...  $ 1,348,325   $ 4,493,932   $36,999,955   $(2,561,987)
                        ===========   ===========   ===========   ===========

(continuation of table above)
                                      Accumulated
                                         Other
                          Deferred     Comprehen-
                        Compensation   sive Loss      Total
                        -----------   -----------   -----------
Balance - 12-31-1997..  $         -   $         -   $39,677,209

Add (Deduct):
  Net income..........            -             -     3,134,301
  Dividends - $2.40
    per common share..            -             -    (2,803,250)
                        -----------   -----------   -----------
Balance - 12-31-1998..  $         -   $         -   $40,008,260

Add (Deduct):
  Net income..........            -             -     1,870,659
  Other comprehensive
      income, net
      of tax:
    Unrealized net
      loss on
      investments.....            -       (66,066)      (66,066)
    Foreign currency
      translation
      adjustment......            -       (12,926)      (12,926)
                                                    -----------
  Comprehensive
   income.............            -             -   $ 1,791,667
  Dividends - $2.40
    per common share..            -             -    (2,814,050)
  Restricted stock
    issued............     (195,000)            -             0
  Amortization........       22,750             -        22,750
                        -----------   -----------   -----------
Balance, 12-31-1999...  $  (172,250)  $   (78,992)  $39,008,627

Add (Deduct):
  Net income..........            -             -     3,847,397
  Other comprehensive
      income, net
      of tax:
    Unrealized net
      loss on
      investments.....            -        49,705        49,705
    Foreign currency
      translation
      adjustment......            -       (12,294)      (12,294)
                                                    -----------
  Comprehensive
   income.............            -             -   $ 3,884,808
  Dividends - $2.40
    per common share..            -             -    (2,817,291)
  Restricted stock
    issued............        7,800             -        (1,950)
  Amortization........       37,862             -        37,862
                        -----------   -----------   -----------
Balance, 12-31-2000...  $  (126,588)  $   (41,581)  $40,112,056
                        ===========   ===========   ===========

              The accompanying notes are an integral part of
                      these consolidated statements.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Years Ended December 31, 2000, 1999, and 1998
                                            2000         1999         1998
                                        -----------  -----------  -----------
Cash Flows from Operating Activities:
  Net income........................... $ 3,847,397  $ 1,870,659  $ 3,134,301
  Adjustments to reconcile net income
      to net cash provided by
      operating activities:
    Equity in (income) loss of
      joint venture....................     (77,212)      55,290            -
    Bad debt expense (recovery)........       9,980       13,579       (4,834)
    Depreciation and amortization......   2,818,314    2,914,562    2,687,894
    (Gain) on sales of equipment.......         (89)      (7,878)      (8,328)
    Changes in assets and liabilities -
      Decrease in interest receivable..      26,564       49,298       70,684
      (Increase) decrease in accounts
        and notes receivable...........    (108,296)  (2,794,813)      87,935
      (Increase) in inventories........    (934,863)    (745,849)  (2,280,324)
      Decrease (increase) in
        prepayments....................     132,259      (86,323)      36,823
      (Increase) decrease in
        other assets...................    (107,854)     173,866      511,984
      Increase (decrease) in
        accounts payable...............   1,135,491      406,970   (1,218,492)
      Increase (decrease) in
        accrued expenses...............     721,976   (1,240,724)     129,148
      (Decrease) increase in
        advance billings...............  (2,661,316)   2,077,630     (711,488)
      (Decrease) increase in other
        long-term liabilities..........    (277,680)     241,254       59,762
                                        -----------  -----------  -----------
        Net Cash Provided by
          Operating Activities......... $ 4,524,671  $ 2,927,521  $ 2,495,065

Cash Flows (Requirements) from
    Investing Activities:
  Proceeds from maturities
    of investments..................... $ 4,416,132  $ 9,814,379  $15,508,981
  Purchases of investments.............  (2,650,007)  (7,010,016) (12,486,663)
  Investment in joint venture..........           -   (1,082,793)           -
  Proceeds from sales of equipment.....       4,375       26,920       10,923
  Additions to property,
    plant, and equipment...............  (3,510,375)  (2,520,085)  (4,768,523)
                                        -----------  -----------  -----------
        Net Cash (Required) by
          Investing Activities......... $(1,739,875) $  (771,595) $(1,735,282)
Cash Flows (Requirements)
    from Financing Activities:
  Dividends paid....................... $(2,817,291) $(2,814,050) $(2,803,250)
                                        -----------  -----------  -----------
        Net Cash (Required) by
          Financing Activities......... $(2,817,291) $(2,814,050) $(2,803,250)
                                        -----------  -----------  -----------
Net (Decrease) in Cash................. $   (32,395) $  (658,124) $(2,043,467)
Cash and Cash Equivalents
  at Beginning of Year.................     699,936    1,358,060    3,401,527
                                        -----------  -----------  -----------
Cash and Cash Equivalents
  at End of Year....................... $   667,441  $   699,936  $ 1,358,060
                                        ===========  ===========  ===========

              The accompanying notes are an integral part of
                      these consolidated statements.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 2000, 1999, and 1998

(1) SUMMARY OF ACCOUNTING POLICIES:

    LINES OF BUSINESS AND PRINCIPLES OF CONSOLIDATION -- Paul Mueller Company ("Registrant") specializes in the manufacture of high-quality stainless steel tanks and industrial processing equip-ment. The Registrant serves the food, beverage, chemical, pharmaceutical, and other process industries and the dairy farm market. The financial statements include the accounts of the Registrant and its wholly owned subsidiaries: Mueller Inter-national Sales Corporation, a foreign sales corporation ("FSC"); Mueller Transportation, Inc.; and Mueller Field Operations, Inc. ("Companies"). All significant intercompany accounts and trans-actions have been eliminated in consolidation.

    USE OF ESTIMATES - The preparation of financial statements, in conformity with generally accepted accounting principles, re-quires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    JOINT VENTURE - On August 17, 1999, the Registrant established a joint venture when it acquired 50% of the common stock of Mueller Montana de Mexico, S.A. de C.V. ("Mueller Montana"), a Mexican fabricator of processing equipment, for a price of $1,083,000. One-half of the price was a contribution to the capital of Mueller Montana for the benefit of all shareholders and the balance was paid to former shareholders. The investment is accounted for under the equity method and is included in other assets on the Consolidated Balance Sheets.

    REVENUE RECOGNITION AND RETAINAGES - Revenue from sales of manufactured products is recognized upon passage of title to the customer. Passage of title to goods may occur at the Regis-trant's dock, at the customer's location, or when work is com-pleted in the field and accepted by the customer. Contracts with some customers provide for a portion of the sales amount to be retained by the customer for a period of time after com-pletion of the contract. Retainages included in accounts re-ceivable were $900,100 at December 31, 2000, and $635,200 at December 31, 1999.

    INVENTORIES - The Registrant's inventories are recorded at the lower of cost on a last-in, first-out ("LIFO") basis or market. Cost of subsidiary inventories is determined on a first-in, first-out ("FIFO") method; and they are not significant to the Consolidated Financial Statements. Cost includes material, labor, and manufacturing burden required in the production of products.

    Under the FIFO method of accounting, which approximates current cost, Registrant inventories would have been $6,756,721, $6,282,819, and $7,409,602 higher than those reported at Decem-ber 31, 2000, 1999, and 1998, respectively.

    RESEARCH AND DEVELOPMENT - Research and development expenses are charged to expense as incurred and were $1,044,800 in 2000, $1,100,000 in 1999, and $978,900 in 1998.

    DEPRECIATION POLICIES - The Companies provide for depreciation expense using principally the double-declining balance method for new items and the straight-line method for used items. The economic useful lives for the more significant items within each property classification are as follows:

                                                        Years
                                                       -------
          Buildings...................................      40
          Land improvements........................... 10 - 20
          Shop equipment..............................  5 - 10
          Transportation, office, and other equipment..  3 - 10

    Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation of assets retired are removed from the accounts, and any resulting gains or losses are re-flected in net income currently.

    EARNINGS PER COMMON SHARE - The following table sets forth the computation of basic and diluted earnings per common share:

                                              2000        1999        1998
                                           ----------  ----------  ----------
    Net income............................ $3,847,397  $1,870,659  $3,134,301
                                           ==========  ==========  ==========
    Shares for basic earnings per
      Common share - Weighted average
      shares outstanding..................  1,168,021   1,168,021   1,168,021
    Effect of restricted stock issued.....        220         254           -
                                           ----------  ----------  ----------
    Shares for diluted earnings per
      common share - Adjusted weighted
      average shares outstanding..........  1,168,241   1,168,275   1,168,021
                                           ==========  ==========  ==========
    Basic earnings per common share.......     $ 3.29      $ 1.60      $ 2.68
                                               ======      ======      ======
    Diluted earnings per common share.....     $ 3.29      $ 1.60      $ 2.68
                                               ======      ======      ======

    COMPREHENSIVE INCOME - The components of comprehensive income for the years ended December 31, 2000 and 1999, were as follows:

                                                           2000       1999
                                                        ---------  ---------
    Unrealized net gain (loss) on investments.......... $  78,897  $(104,867)
    Tax expense (benefit)..............................    29,192    (38,801)
                                                        ---------  ---------
    Unrealized net gain (loss) on investments,
      net of tax....................................... $  49,705  $ (66,066)

    Foreign currency translation adjustment............ $ (19,515) $ (20,517)
    Tax (benefit)......................................    (7,221)    (7,591)
                                                        ---------  ---------
    Foreign currency translation adjustment,
      net of tax....................................... $ (12,294) $ (12,926)
                                                        ---------  ---------
    Accumulated other comprehensive income (loss)...... $  37,411  $ (78,992)
                                                        =========  =========

    INVESTMENTS - The Registrant classifies its investments as available-for-sale and records them at market value. The invest-ments are a part of the Registrant's asset/liability management program and may be sold in response to capital or liquidity needs. Available-for-sale investments on the accompanying Con-solidated Balance Sheets at December 31, 2000 and 1999, include:


                                                 2000         1999
                                             -----------  -----------
    Tax-exempt bonds........................ $         -  $ 1,770,955
    Taxable bond fund.......................     581,224      497,497
    Accrued interest........................         680       27,244
                                             -----------  -----------
                                             $   581,904  $ 2,295,696
                                             ===========  ===========

    Unrealized holding gains and losses were not material at Decem-ber 31, 2000 and 1999, and there were no significant realized gains or losses during 2000, 1999, or 1998.

    STATEMENTS OF CASH FLOWS - For purposes of the Statements of Cash Flows, the Registrant considers investments with a maturity of three months or less to be cash equivalents.

    Interest and income tax payments for each of the three years dur-ing the period ended December 31, 2000, were as follows:

                                   2000         1999         1998
                                ----------   ----------   ----------
    Interest payments.......... $   12,200   $   10,000   $   14,600
    Income tax payments........ $1,053,200   $  139,000   $1,420,500

    SHAREHOLDERS' INVESTMENT - The following table sets forth the analysis of common stock issued and held as treasury stock:

                                                        Shares
                                                  ------------------
                                                    Common
                                                    Stock    Treasury
                                                    Issued    Stock
                                                  ---------  -------
    Balance, December 31, 1997..................  1,342,325  174,304
                                                  ---------  -------
    Balance, December 31, 1998..................  1,342,325  174,304
    Restricted stock issued.....................      6,000        -
                                                  ---------  -------
    Balance, December 31, 1999..................  1,348,325  174,304
    Restricted stock forfeiture.................          -      300
                                                  ---------  -------
    Balance, December 31, 2000..................  1,348,325  174,604
                                                  =========  =======

(2) RETIREMENT PLANS:

    The Registrant has a Profit Sharing and Retirement Savings Plan [401(k) plan] in which substantially all employees are eligible to participate. The plan provides for a match of employees' con-tributions up to a specified limit. The plan also has a profit-sharing feature whereby an additional match is made if net income reaches predetermined levels established annually by the Board of Directors. The funds of the plan are deposited with an insurance company and are invested at the employee's option in one or more investment funds. The Registrant's contributions to the plan were $502,200 for 2000, $422,200 for 1999, and $415,300 for 1998.

    The Registrant has pension plans covering substantially all em-ployees. Benefits under the plans are based either on final average pay or a flat benefit formula.

    Total pension expense under the plans was $348,500 in 2000, $723,300 in 1999, and $781,800 in 1998. Management's policy is to fund pension expense that is currently deductible for tax pur-poses.

    The following table sets forth the required disclosures for the pension plans at December 31, 2000 and 1999:

                                                         2000         1999
                                                     -----------  -----------
    Change in Benefit Obligation
      Benefit obligation at beginning of year....... $30,723,500  $32,532,200
      Service cost..................................   1,040,300    1,234,400
      Interest cost.................................   2,499,000    2,332,200
      Actuarial loss (gain).........................   3,610,200   (4,133,900)
      Benefits paid and expenses....................  (1,410,600)  (1,241,400)
                                                     -----------  -----------
      Benefit obligation at end of year............. $36,462,400  $30,723,500
                                                     ===========  ===========


                                                         2000         1999
                                                     -----------  -----------
    Change in Plan Assets
      Fair value of plan assets
        at beginning of year........................ $38,179,900  $36,293,600
      Actual return on plan assets..................     829,400    2,420,900
      Employer contribution.........................     783,100      706,800
      Benefits paid and expenses....................  (1,410,600)  (1,241,400)
                                                     -----------  -----------
      Fair value of plan assets at end of year...... $38,381,800  $38,179,900
                                                     ===========  ===========
    Reconciliation
      Funded status................................. $ 1,919,400  $ 7,456,400
      Unrecognized net actuarial (gain).............  (2,270,400)  (8,111,700)
      Unrecognized transition (asset)...............    (109,400)    (459,900)
      Unrecognized prior service cost...............   1,550,900    1,771,100
                                                     -----------  -----------
      Prepaid benefit cost.......................... $ 1,090,500  $   655,900
                                                     ===========  ===========
                                            2000         1999         1998
                                        -----------  -----------  -----------
    Components of Pension Expense
      Service cost..................... $ 1,040,300  $ 1,234,400  $ 1,172,900
      Interest cost....................   2,499,000    2,332,200    2,129,600
      Expected return on plan assets...  (2,948,700)  (2,712,500)  (2,388,500)
      Amortization of
        transition (asset).............    (350,500)    (350,500)    (350,500)
      Amortization of
        prior service cost.............     220,200      220,200      220,200
      Recognized net actuarial (gain)..    (111,800)        (500)      (1,900)
                                        -----------  -----------  -----------
      Pension expense.................. $   348,500  $   723,300  $   781,800
                                        ===========  ===========  ===========

    Prepaid pension assets of $2,510,200 and $2,405,500 at December 31, 2000 and 1999, respectively, are included in other assets on the accompanying Consolidated Balance Sheets. Pension liabili-ties of $1,419,700 and $1,749,600 at December 31, 2000 and 1999,
    respectively, are included in current and other long-term liabil-ities on the accompanying Consolidated Balance Sheets.

    The weighted average expected long-term rate of return on plan assets used in the determination of annual pension expense was 8.5% for 2000, 1999, and 1998. The weighted average assumed discount rate used to measure the benefit obligation was 7.5% at December 31, 2000, and 8% at December 31, 1999. The assumed rate of compensation increase used to measure the benefit obliga-tion was 4.5% at December 31, 2000 and 1999, for the applicable plan.

(3) INCOME TAXES:

    The provision for taxes on income from operations includes:

                                      2000        1999        1998
                                   ----------  ----------  ----------
    Current tax expense........... $1,006 600  $  201,600  $1,037,200
    Deferred, net.................     10,400     375,400     211,800
                                   ----------  ----------  ----------
                                   $1,017,000  $  577,000  $1,249,000
                                   ==========  ==========  ==========

    The deferred tax consequences of temporary differences in report-ing items for financial statement and income tax purposes are recognized in the Consolidated Financial Statements. Net de-ferred tax liabilities of $20,200 at December 31, 2000, and $42,600 at December 31, 1999, are included on the accompanying Consolidated Balance Sheets. Components of the deferred tax assets and liabilities as of December 31 are as follows:

                                                  2000        1999
                                               ----------  ----------
    Deferred Tax Assets:
        Insurance............................. $  112,500  $   90,800
        Vacation..............................    828,000     681,000
        Warranty..............................     20,400      18,500
        Doubtful accounts.....................    117,500     191,800
        Healthcare benefits...................    188,200     176,900
        Other.................................    150,100     130,300
                                               ----------  ----------
                                               $1,416,700  $1,289,300
                                               ==========  ==========
    Deferred Tax Liabilities:
        Depreciation.......................... $  946,500  $  815,300
        Pensions..............................    438,200     439,100
        Other.................................     52,200      77,500
                                               ----------  ----------
                                               $1,436,900  $1,331,900
                                               ==========  ==========

    A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for each of the three years during the period ended December 31, 2000, follows:

                               2000              1999              1998
                         ----------------  ----------------  ----------------
                           Amount      %     Amount      %     Amount      %
                         ----------  ----  ----------  ----  ----------  ----
    Statutory federal
     income tax......... $1,627,600  34.0  $  851,000  34.0  $1,490,300  34.0
    Increase (decrease)
      in taxes resulting
      from:
     Tax credits........   (602,700)(12.6)   (261,100)(10.4)    (27,200) (0.6)
     FSC exempt income..   (104,700) (2.2)    (98,400) (3.9)   (170,900) (3.9)
     State tax, net of
      federal benefit...     48,600   1.0      49,500   2.0      65,400   1.5
     Other, net.........     48,200   1.0      36,000   1.4    (108,600) (2.5)
                         ----------  ----  ----------  ----  ----------  ----
                         $1,017,000  21.2  $  577,000  23.1  $1,249,000  28.5
                         ==========  ====  ==========  ====  ==========  ====

    As of December 31, 2000, tax credit carry-forwards of approxi-mately $317,000 are available to offset future federal income taxes and can be utilized over the next twenty years. Tax credit carry-forwards of approximately $62,000 are available to offset future state income taxes and can be utilized over the next five years. The Registrant expects to generate future taxable income sufficient to utilize these credits.

(4) LAWSUIT SETTLEMENT:

    The Registrant was the defendant in a breach-of-contract/breach-of-warranty lawsuit concerning reactor vessels sold in 1992 in Tarrant County, Texas (Alcon Laboratories, Inc., versus Paul Mueller Company). As a result of a trial that ended in Septem-ber 1997, the Registrant received an adverse decision; and the final judgment awarded damages, interest, and attorney's fees totaling $1,700,000 to the plaintiff. The decision also pro-vided that interest at 10% compounded annually would accrue on the judgment amount until paid.

    Management believed the decision was incorrect and, based on the advice of legal counsel, appealed the decision. A decision on the appeal was rendered by the Court of Appeals on May 27, 1999, and the trial court's decision was upheld. After consultation with legal counsel, the Registrant decided not to pursue an addi-tional appeal.

    On June 21, 1999, the Registrant was able to reach a settlement with Alcon Laboratories, Inc., in the amount of $1,875,000. As a result of the settlement, the Registrant increased its reserve for the lawsuit. The addition to the reserve was $734,000, and it is included in other, net on the Consolidated Statements of Income. Payment was made during the second quarter of 1999 to fully satisfy the liability for the lawsuit.

(5) CONTINGENCIES:

    The Registrant is involved in legal proceedings incident to the conduct of its business. It is management's opinion that none of these matters will have a materially adverse effect on the consolidated financial position, results of operations, or cash flows.

    The Registrant employs nearly 870 people, of which approximately 390 are represented by the Sheet Metal Workers Union. The In-ternational Union called a strike in July 1995, which ended in December 2000. However, two cases involving minor issues remain before the National Labor Relations Board, and the final deter-mination of these cases may take a year. Management believes, based on evaluation by counsel, that there is no material finan-cial exposure to the Registrant.

(6) SEGMENT DATA:

    The Registrant has two reportable segments: Industrial Equipment and Dairy Farm Equipment. The Registrant's Industrial Equipment segment sells the following products directly to industrial cus-tomers: food, beverage, chemical, and pharmaceutical processing equipment; industrial heat transfer equipment; pure water equip-ment; thermal energy storage equipment; and commercial refriger-ation equipment. The Registrant's Dairy Farm Equipment segment sells milk-cooling and storage equipment and accessories, refri-geration units, and heat-recovery equipment for use on dairy farms to independent dealers for resale.

    Management evaluates performance and allocates resources based on operating income or loss before income taxes. The accounting policies of the reportable segments are the same as those des-cribed in Summary of Accounting Policies in Note 1 to these Consolidated Financial Statements. There were no significant intersegment sales.

    The Registrant's reportable segments are managed separately be-cause they offer different products and serve different markets. Industrial Equipment products have been aggregated because they are designed and built to a customer's specifications, and they use common processes and resources in the manufacturing opera-tion. Similar economic conditions affect the long-term finan-cial performance of the product lines included in the Industrial Equipment segment. The Dairy Farm Equipment segment includes standard products that are built to stock and are available for sale from inventory. The demand for Dairy Farm Equipment pro-ducts is affected by the economic factors that influence the profitability of dairy farmers.

                                                2000
                       ------------------------------------------------------
                        Dairy Farm    Industrial     Other /
                        Equipment     Equipment     Corporate    Consolidated
                       ------------  ------------  ------------  ------------
    Revenues from
    external
    customers......... $ 23,818,217  $ 78,295,279  $          -  $102,113,496

    Depreciation
    and amortization
    expense........... $    435,419  $  2,115,615  $    267,280  $  2,818,314

    Income before
    income tax........ $  3,644,167  $    827,712  $    315,306  $  4,787,185

    Assets............ $ 11,586,956  $ 37,521,165  $  6,578,930  $ 55,687,051

    Additions to
    property, plant,
    and equipment..... $    302,177  $  2,877,559  $    330,639  $  3,510,375


                                                1999
                       ------------------------------------------------------
                        Dairy Farm    Industrial     Other /
                        Equipment     Equipment     Corporate    Consolidated
                       ------------  ------------  ------------  ------------
    Revenues from
    external
    customers......... $ 23,945,695  $ 68,626,140  $          -  $ 92,571,835

    Depreciation
    and amortization
    expense........... $    513,628  $  2,102,469  $    298,465  $  2,914,562

    Income (loss)
    before income
    tax............... $  3,178,878  $     (9,715) $   (666,214) $  2,502,949

    Assets ........... $ 11,231,703  $ 35,812,296  $  8,578,769  $ 55,622,768

    Additions to
    property, plant,
    and equipment..... $    285,793  $  2,099,130  $    135,162  $  2,520,085

                                                1998
                       ------------------------------------------------------
                        Dairy Farm    Industrial     Other /
                        Equipment     Equipment     Corporate    Consolidated
                       ------------  ------------  ------------  ------------
    Revenues from
    external
    customers......... $ 19,192,965  $ 70,552,582  $          -  $ 89,745,547

    Depreciation
    and amortization
    expense........... $    506,320  $  1,866,868  $    314,706  $  2,687,894

    Income (loss)
    before income
    tax............... $  2,472,637  $  2,105,629  $   (194,965) $  4,383,301

    Assets............ $ 10,761,132  $ 32,806,912  $ 11,569,227  $ 55,137,271

    Additions to
    property, plant,
    and equipment..... $    426,789  $  4,030,797  $    310,937  $  4,768,523

    Revenues from external customers by product category for the three years ended December 31, 2000, were:

                                         2000          1999          1998
                                     ------------  ------------  ------------
    Milk-cooling and
      storage equipment............. $ 21,747,491  $ 21,444,848  $ 17,144,400
    Processing equipment............   51,657,026    44,006,909    47,613,127
    Other industrial equipment......   28,708,979    27,120,078    24,988,020
                                     ------------  ------------  ------------
                                     $102,113,496  $ 92,571,835  $ 89,745,547
                                     ============  ============  ============

    Revenues by geographic location are attributed to countries based on the location of the customer and for the three years ended
    December 31, 2000, were:

                                         2000          1999          1998
                                     ------------  ------------  ------------
    United States................... $ 82,784,078  $ 75,222,015  $ 65,914,311
    North America
      (excluding the U.S.)..........    8,597,638     8,153,251     6,935,491
    Asia and the Far East...........    4,793,788     4,352,378    13,385,745
    Central and South America.......    4,234,872     2,274,852       599,606
    Other areas.....................    1,703,120     2,569,339     2,910,394
                                     ------------  ------------  ------------
                                     $102,113,496  $ 92,571,835  $ 89,745,547
                                     ============  ============  ============

    During the years presented, 1998 included export sales to Japan ($10,358,984) that were in excess of 10% of consolidated sales.

    All long-lived assets owned by the Registrant and its subsidi-aries are located in the United States.

    During 2000, 1999, and 1998, sales to any one customer were not in excess of 10% of consolidated sales.

(7) LONG-TERM INCENTIVE PLAN:

    Under the 1999 Long-Term Incentive Plan (the "Plan"), two types of awards are provided for executives and key employees: re-stricted stock and nonqualified stock options. An aggregate of

    180,000 shares of common stock can be issued under the Plan, with 55,000 shares being the aggregate maximum number of shares that may be granted as restricted stock.

    In May 1999, 6,000 shares of restricted stock were granted to certain executives and key employees. Currently, 5,700 shares of restricted stock remain outstanding, and they will vest five years after grant. Compensation expense was computed by multi-plying the number of shares granted by the fair market value of the common stock on the date of grant. The expense is being recognized ratably over the vesting period.

    In May 1999, nonqualified stock options for 20,400 shares of common stock were granted; and as of December 31, 2000, nonqua-lified stock options for 19,400 shares were outstanding. These stock options have an exercise price of $36.00 per share, which was above fair market value on the date of grant. The options vest and are exercisable five years after the date of grant, and they must be exercised no later than ten years from the date of grant.

    The Registrant applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to account for employee stock options. Accordingly, no compensation expense has been recognized for nonqualified stock options.

    Pro forma net income and earnings per share information (as re-quired by SFAS No. 123, "Accounting for Stock-Based Compensa-tion") has been determined as if the Registrant had accounted for employee stock options under the fair value method described by SFAS No. 123.

    The fair value of these options was estimated at the date of grant using the Black-Scholes Option Pricing Model with the fol-lowing weighted average assumptions: expected life of option -
    7.5 years, expected price volatility of the Registrant's common stock - 53.4%, expected dividend yield - 7.4%, and risk-free interest rate - 5.8%. The fair value of options granted during 1999 was $8.60 per option.

    The Black-Scholes Option Pricing Model was developed for use in estimating the fair value of traded options that have no ves-ting restrictions and that are fully transferable. In addition, option-pricing models require the input of subjective assump-tions, including the expected stock price volatility. Because the Registrant's options have characteristics different from those of traded options, the model, in the opinion of management, does not necessarily provide a reliable single measure of the fair value of its options.

    For purposes of pro forma disclosures, the estimated fair value of the options is being amortized to expense ratably over the vesting period. The pro forma disclosures, required by SFAS No. 123, are not likely to be representative of the effects on re-ported net income or losses for future years. The pro forma information follows:

                                                2000        1999
                                             ----------  ----------
    Pro forma net income.................... $3,825,922  $1,856,848
                                             ==========  ==========
    Pro forma earnings per share -
        Basic...............................     $ 3.28      $ 1.59
        Diluted.............................     $ 3.27      $ 1.59

(8) SHAREHOLDER RIGHTS PLAN:

    On January 26, 2001, the Board of Directors of the Registrant adopted an Amended and Restated Rights Agreement ("Rights Agree-ment") and declared a dividend distribution of one Common Share Purchase Right ("Right") for each share of the Registrant's com-mon stock outstanding on February 15, 2001. The Rights distri-buted under the Registrant's 1991 Rights Agreement expired on January 29, 2001.

    The rights will be exercisable only if a person or group acquires 15% or more of the Registrant's common stock (an "Acquiring Per-son") or announces a tender offer that would result in owner ship of 15% or more of the Registrant's common stock. Initially, each Right will entitle shareholders to buy one share of the Regis-trant's common stock at an exercise price of $117.25.

    If the Registrant is acquired in a merger or other business com-bination and its common stock is changed or exchanged, or if 50% or more of its consolidated assets or earning power is sold, each Right will entitle its holder to purchase, at the Right's then-current exercise price, shares of the acquiring company's common stock having a market value of twice the exercise price. Also, if an Acquiring Person acquires 15% or more of the Regis-trant's outstanding common stock, each Right will entitle its holder to purchase, at the Right's then-current exercise price, common stock of the Registrant having a market value of twice the exercise price. Under either situation, Rights owned by an Acquiring Person will become null and void.

    Prior to acquisition by an Acquiring Person of 15% or more of the Registrant's common stock, the Rights are redeemable at the option of the independent members (as defined in the Rights Agreement) of the Board of Directors at $0.01 per Right. The Rights will expire on January 29, 2011.

    Until a Right is exercised, the holder thereof, as such, has no rights as a shareholder of the Registrant, including the right to vote or to receive dividends. The issuance of the Rights alone has no dilutive effect and does not affect reported earn-ings per share.

                  FINANCIAL HIGHLIGHTS BY QUARTER (UNAUDITED)
                     (In Thousands, Except Per Share Data)
                                     Quarter Ended
              ---------------------------------------------------------------
                  March 31        June 30       September 30    December 31
              --------------- --------------- --------------- ---------------
                2000    1999    2000    1999    2000    1999    2000    1999
              ------- ------- ------- ------- ------- ------- ------- -------
                                        <F2>                    <F3>    <F4>
Net sales.... $22,473 $18,884 $27,203 $24,181 $28,588 $23,603 $23,849 $25,904
Gross
 profit<F1>.. $ 5,519 $ 4,398 $ 6,230 $ 5,968 $ 6,319 $ 4,399 $ 5,275 $ 6,652
Net income
 (loss)...... $   822 $   167 $ 1,085 $   466 $ 1,069 $  (150)$   871 $ 1,388
Basic and
 diluted
 earnings
 (loss) per
 common
 share.......  $ 0.70  $ 0.14  $ 0.93  $ 0.40  $ 0.92  $(0.13) $ 0.74  $ 1.19

<F1> Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inven-tory levels and costs at that point, interim LIFO determinations must be based on management's estimate of expected year-end in-ventory levels and costs

<F2> On June 21, 1999, the Registrant settled its breach-of-contract/
     breach-of-warranty lawsuit for $1,875,000. As a result of the settlement, the Registrant increased its reserve for the lawsuit to fully accrue for the liability. Net income for the three months ended June 30, 1999, was unfavorably affected by the in-crease in the reserve of $462,000, after tax, or $0.40 per share.

<F3> Net income for the fourth quarter of 2000 was favorably affected by a LIFO adjustment. The effect of the LIFO adjustment in-creased net income by $779,000, or $0.67 per share.

<F4> Net income for the fourth quarter of 1999 was favorably affected by a LIFO adjustment and unfavorably affected by large health-care claims. The effect of the LIFO adjustment increased net income by $804,000, or $0.69 per share. The healthcare claims decreased net income by $218,000, or $0.19 per share.

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Paul Mueller Company:

We have audited the accompanying consolidated balance sheets of PAUL MUELLER COMPANY (a Missouri corporation) AND SUBSIDIARIES as of De-cember 31, 2000 and 1999, and the related consolidated statements of income, shareholders' investment, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial state-ments based on our audits.

We conducted our audits in accordance with auditing standards gener-ally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and signifi-cant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paul Mueller Company and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

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

Kansas City, Missouri,
February 9, 2001

ITEM 9. - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements on accounting principles or financial statement disclosure with the independent public accountants.

PART III

ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information as to Directors of the Registrant required by Item 10 is included on pages 5, 6, and 7 of the Registrant's Proxy Statement for the annual meeting of shareholders to be held May 7, 2001, and is incorporated herein by reference. The in-formation concerning executive officers is set forth on page 6 of Part I hereof.

ITEM 11. - EXECUTIVE COMPENSATION

     Information as to executive compensation required by Item 11 is included on pages 10 and 11 of the Registrant's Proxy Statement for the annual meeting of shareholders to be held May 7, 2001, and is incorporated herein by reference.

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

     Information as to security ownership of certain beneficial owners and management required by Item 12 is included on pages 4 and 6 of the Registrant's Proxy Statement for the annual meeting of shareholders to be held May 7, 2001, and is incor-porated herein by reference.

ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information as to certain relationships and related transactions required by Item 13 is included on page 7 of the Registrant's Proxy Statement for the annual meeting of shareholders to be held May 7, 2001, and is incorporated herein by reference.

PART IV

ITEM 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
           ON FORM 8-K

     A. The financial statements and schedules, required under Part II - Item 8, are as follows:

        1. The consolidated financial statements of the Registrant and its subsidiaries, for the year ended December 31, 2000:

           - Consolidated Balance Sheets..........December 31, 2000
                                                  and 1999

           - Consolidated Statements of Income....For years ended
                                                  December 31, 2000,
                                                  1999, and 1998

           - Consolidated Statements of
             Shareholders' Investment.............For years ended
                                                  December 31, 2000,
                                                  1999, and 1998

           - Consolidated Statements of
             Cash Flows...........................For years ended
                                                  December 31, 2000,
                                                  1999, and 1998

           - Notes to Consolidated
             Financial Statements.................December 31, 2000,
                                                  1999, and 1998

           - Financial Highlights by Quarter......For years ended
                                                  December 31, 2000
                                                  and 1999

           - Report of Independent
             Public Accountants

        2. Additional financial statement schedules included herein:

           -  Schedule II - Valuation and
              Qualifying Accounts.............................Page 33

           - All other schedules are not submitted because they are not applicable or not required, or because the required information is included in the financial statements notes or thereto.

        3. The exhibits set forth in the Exhibit Index found on pages 34 through 36.

     B. No reports on Form 8-K were filed by the Registrant during the last quarter of 2000.

SIGNATURES -

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Re-port to be signed on its behalf by the undersigned, thereunto duly authorized.

                            PAUL MUELLER COMPANY

DATE   March 10, 2001       BY     /S/    DANIEL C. MANNA
       --------------          --------------------------------------
                                          Daniel C. Manna
                                             President
                                     (Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE   March 10, 2001       BY     /S/    DANIEL C. MANNA
       --------------          --------------------------------------
                                          Daniel C. Manna
                                       President and Director
                                     (Chief Executive Officer)

DATE   March 10, 2001       BY     /S/      PAUL MUELLER
       --------------          --------------------------------------
                                            Paul Mueller
                                        Chairman of the Board
                                            and Director

DATE   March 10, 2001       BY     /S/    DONALD E. GOLIK
       --------------          --------------------------------------
                                          Donald E. Golik
                               Senior Vice President, Chief Financial
                                  Officer, Secretary and Director

DATE   March 10, 2001       BY     /S/     DAVID T. MOORE
       --------------          --------------------------------------
                                           David T. Moore
                                              Director

DATE   March 10, 2001       BY     /S/   WILLIAM B. JOHNSON
       --------------          --------------------------------------
                                         William B. Johnson
                                              Director

DATE   March 10, 2001       BY     /S/  WILLIAM R. PATTERSON
       --------------          --------------------------------------
                                        William R. Patterson
                                              Director

                                                              SCHEDULE II
                   PAUL MUELLER COMPANY AND SUBSIDIARIES
                     VALUATION AND QUALIFYING ACCOUNTS
                FOR THE THREE YEARS ENDED DECEMBER 31, 2000
            Balance at   Charged to    Charged                   Balance
            Beginning    Costs and     to Other                 at End of
            of Period     Expenses     Accounts    Deductions     Period
             --------     --------     --------     --------     --------
RESERVE FOR DOUBTFUL ACCOUNTS
12-31-2000.. $518,414     $297,635     $      -     $126,218<F1> $689,831
12-31-1999.. $641,899     $(85,087)    $      -     $ 38,398<F1> $518,414
12-31-1998.. $559,261     $125,703     $      -     $ 43,065<F1> $641,899

<F1> Accounts written off during the year.

                               EXHIBIT INDEX
Number                          Description                          Page No.
------  -----------------------------------------------------------  --------
  (3)   ARTICLES OF INCORPORATION AND BY-LAWS -

        (a) The Restated Articles of Incorporation of the Regis-trant filed with the Secretary of State on May 20, 1991, and the Restated Bylaws of the Registrant dated
            May 6, 1991, attached as Exhibit (3), page 19, of the
            Registrant's Form 10-K for the year ended December 31,
            1991, are incorporated herein by reference.

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

        (b) The Amended and Restated Shareholder Rights Plan, dated January 27, 2001, between Paul Mueller Company and United Missouri Bank of Kansas City, n.a., is incorporated by reference to Form 8-A under the Securi-ties Exchange Act of 1934, dated January 30, 2001, and filed with the Securities and Exchange Commission on January 31, 2001.

 (10)   MATERIAL CONTRACTS -

        (a) The Paul Mueller Company Noncontract Employees Retire-ment Plan, amended and restated effective January 1, 2000, and adopted by the Board of Directors of the Registrant on January 27, 2000, was attached as Exhi-bit (10), page 36, of the Registrant's Form 10-K for the year ended December 31, 1999, and is incorporated herein by reference.


Number                          Description                          Page No.
------  -----------------------------------------------------------  --------

        (b) The Exclusive License Agreement between the Registrant and Superstill Technology, Inc., dated January 9, 1992,
            Addendum No. 1 dated January 28, 1992, and Addendum
            No. 2 dated June 15, 1992, were attached as Exhibit
            (10), page 30, of the Registrant's Form 10-K for the year ended December 31, 1996, and is incorporated here-in by reference.

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

        (d) The Paul Mueller Company Employee Benefit Plan, amended and restated effective June 1, 1998, and adopted by the Trustees on August 5, 1998, was attached as Exhi-bit (10), page 33, of the Registrant's Form 10-Q for the quarter ended September 30, 1998, and is incor-porated herein by reference.

        (e) The Paul Mueller Company Profit Sharing and Retirement
            Savings Plan, restated effective January 1, 1993, and adopted by the Trustees on June 22, 1994, was attached as Exhibit (10), page 15, of the Registrant's Form 10-K for the year ended December 31, 1994. The First Amend-ment, effective September 1, 1997, and executed on August 14, 1997, was attached as Exhibit (10), page 32, of the Registrant's Form 10-K for the year ended Decem-ber 31, 1997, and is incorporated herein by reference.

        (f) The Paul Mueller Company Contract Employees Retirement
            Plan, restated effective January 1, 1992, and adopted
            November 17, 1992, was attached as Exhibit (10), page
            22, of the Registrant's Form 10-K for the year ended
            December 31, 1992, and is incorporated herein by refer-ence. Amendment Number One, effective September 19,
            1994, was executed October 20, 1994, and Amendment
            Number Two, effective January 1, 1993, was executed
            December 2, 1994, and both were attached as Exhibit
            (10), page 67, of the Registrant's Form 10-K for the year ended December 31, 1994, and are incorporated herein by reference. Amendment Number Three, executed
            April 10, 1996, was attached as Exhibit (10), page 10, of the Registrant's Form 10-Q for the quarter ended
            March 31, 1996, and is incorporated herein by reference.
            Amendment Number Four, executed July 26, 1996, was at-tached as Exhibit (10), page 11, of the Registrant's
            Form 10-Q for the quarter ended September 30, 1996, and is incorporated herein by reference.


Number                          Description                          Page No.
------  -----------------------------------------------------------  --------
        (g) The Agreement and Declaration of Trust for the Paul
            Mueller Company Employee Benefit Plan, dated May 2,
            1988, was attached as Exhibit (10), page 107, of the
            Registrant's Form 10-K for the year ended December 31,
            1988, and is incorporated herein by reference.

        (h) The following Executive Compensation Plans and Arrange-ments:

             i. The Paul Mueller Company 1999 Long-Term Incentive
                Plan, effective January 26, 1999, and adopted by the Board of Directors of the Registrant on Janu-ary 26, 1999, was attached as Exhibit A to the Registrant's 1999 Proxy Statement filed with the
                Commission on March 26, 1999, and is incorporated herein by reference.

            ii. The Paul Mueller Company Supplemental Executive Re-
                tirement Plan, effective January 1, 1996, adopted by the Board of Directors on February 8, 1996, was attached as Exhibit (10), page 30, of the Regis-trant's Form 10-K for the year ended December 31, 1995, and is incorporated herein by reference.

           iii. The Executive Short-Term Incentive Plan, adopted
                January 31, 1995, was attached as Exhibit (10), page
                71, of the Registrant's Form 10-K for the year ended
                December 31, 1994, and is incorporated herein by reference.

 (21)   SUBSIDIARIES OF THE REGISTRANT.............................     37