Form 10-Q
period 2001-03-31
MUELLER PAUL CO
filed 2001-05-14
CIK 68726

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
	For the quarterly period ended	March 31, 2001	, or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
	For the transition period from	to

Commission File Number		0-4791
PAUL MUELLER COMPANY
(Exact name of registrant as specified in its charter)
Missouri	44-0520907
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1600 West Phelps Street, P.O. Box 828, Springfield, Missouri	65801-0828
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code	(417) 831-3000

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of the issuer's Common Stock as of May 7, 2001: 1,179,721

PART I - FINANCIAL INFORMATION

The condensed financial statements included herein have been prepared by the Registrant without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in connection with the financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K. This report reflects all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair statement of the results for the interim period.

PAUL MUELLER COMPANY AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	March 31	Dec. 31
	2001	2000
ASSETS
Current Assets:
Cash	$ -	$ 667
Available-for-sale investments, at market	-	582
Accounts and notes receivable, less reserve of $720 at March 31, 2001, and $690 at December 31, 2000, for doubtful accounts	18,001	18,910
Inventories -
Raw materials and components	$ 7,048	$ 7,642
Work-in-process	7,822	2,913
Finished goods	2,602	1,439
	$ 17,472	$ 11,994
Prepayments	1,149	458
Total Current Assets	$ 36,622	$ 32,611
Other Assets	3,904	3,884
Property, Plant & Equipment, at cost	$ 65,666	$ 62,814
Less - Accumulated depreciation	44,262	43,622
	$ 21,404	$ 19,192
	$ 61,930	$ 55,687
	=======	=======

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Short-term bank borrowings	$ 900	$ -
Accounts payable	6,122	4,619
Accrued expenses	6,355	5,860
Advance billings	8,530	3,930
Total Current Liabilities	$ 21,907	$ 14,409
Other Long-Term Liabilities	2,030	1,166
Contingencies
Shareholders' Investment:
Common stock, par value $1 per share - Authorized 20,000,000 shares - Issued 1,354,325 shares at March 31, 2001 - Issued 1,348,325 shares at December 31, 2000	$ 1,354	$ 1,348
Preferred stock, par value $1 per share - Authorized 1,000,000 shares - No shares issued	-	-
Paid-in surplus	4,662	4,494
Retained earnings	34,845	37,000
	$ 40,861	$ 42,842
Less -
Treasury stock, 174,604 shares at March 31, 2001, and December 31, 2000, at cost	2,562	2,562
Deferred compensation	288	127
Accumulated other comprehensive loss	18	41
	$ 37,993	$ 40,112
	$ 61,930	$ 55,687
	========	========

The accompanying notes are an integral part of these balance sheets.

PAUL MUELLER COMPANY AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Dollars in Thousands Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31
	2001	2000
Net Sales	$16,090	$23,168
Cost of Sales	13,752	17,591
Gross Profit	$ 2,338	$ 5,577
Selling, General & Administrative Expenses	4,709	4,450
Operating Income (Loss)	$(2,371)	$ 1,127
Other Income (Expense):
Interest income	$ 57	$ 46
Interest expense	(3)	(2)
Other, net	73	21
	$ 127	$ 65
Income (Loss) from Operations before Provision (Benefit) for Income Taxes	$(2,244)	$ 1,192
Provision (Benefit) for Income Taxes	(822)	393
Income (Loss) before Equity in Earnings (Loss) of Joint Venture	$(1,422)	$ 799
Equity in Earnings (Loss) of Joint Venture	(28)	23
Net Income (Loss)	$(1,450)	$ 822
	=======	=======
Basic and Diluted Earnings (Loss) per Common Share	$ (1.24)	$ 0.70
	========	========

The accompanying notes are an integral part of these statements.

PAUL MUELLER COMPANY AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31
	2001	2000
Cash Flows from Operating Activities:
Net income (loss)	$(1,450)	$ 822
Adjustments to reconcile net income to net cash provided (required) by operating activities:
Equity in loss (income) of joint venture	28	(23)
Bad debt expense	23	35
Depreciation and amortization	681	659
Loss on sales of fixed assets	-	1
Changes in assets and liabilities -
Decrease in interest receivable	-	10
Decrease (increase) in accounts and notes receivable	886	(316)
(Increase) in inventories	(5,478)	(4,583)
(Increase) decrease in prepayments	(691)	138
(Increase) in other assets	(44)	(27)
Increase in accounts payable	1,503	1,698
Increase in accrued expenses	495	934
Increase in advance billings	4,600	2,227
Increase (decrease) in long-term liabilities	855	(208)
Net Cash Provided by Operations	$ 1,408	$ 1,367
Cash Flows (Requirements) from Investing Activities:
Proceeds from maturities of investments	$ 607	$ 847
Purchases of investments	-	(47)
Additions to property, plant, and equipment	(2,878)	(1,044)
Net Cash (Required) by Investing Activities	$(2,271)	$ (244)
Cash Flows Provided (Requirements) from Financing Activities:
Short-term bank borrowings	$ 900	$ -
Dividends paid	(704)	(704)
Net Cash Provided (Required) by Financing Activities	$ 196	$ (704)
Net (Decrease) Increase in Cash	$ (667)	$ 419
Cash at Beginning of Period	667	700
Cash at End of Period	$ -	$ 1,119
	========	========
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for -
Income taxes	$ 25	$ 60

The accompanying notes are an integral part of these statements.

PAUL MUELLER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2001 AND 2000, AND DECEMBER 31, 2000

(Unaudited)

1.

The condensed financial statements include the accounts of Paul Mueller Company (Registrant) and its wholly owned subsidiaries, Mueller International Sales Corporation, Mueller Transportation, Inc., and Mueller Field Operations, Inc. A summary of the significant accounting policies is included in Note 1 to the consolidated financial statements included in the Registrant's annual report on Form 10K for the year ended December 31, 2000.

2.

Inventory is recorded at the lower of cost on a last-in, first-out (LIFO) basis or market.

Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time, interim LIFO determinations, including those at March 31, 2001, must necessarily be based on management's estimate of expected year-end inventory levels and costs. Since estimates of future inventory levels and prices are subject to many factors beyond the control of management, interim financial results are subject to final year-end LIFO inventory amounts. Accordingly, inventory components reported for the period ending March 31, 2001, are estimates based on management's knowledge of the Registrant's production cycle, the costs associated with this cycle, and the sales and purchasing volume of the Registrant.

3.

On May 13, 1999, 6,000 shares of restricted common stock and nonqualified stock options for 20,400 shares of common stock, at a grant price of $36.00 per share, were awarded to key members of management with vesting periods of five years. The market value of the restricted stock was $32.50 per share on the date of award. On March 1, 2001, an additional 6,000 shares of restricted common stock and nonqualified stock options for 20,400 shares of common stock, at a grant price of $36.00 per share, were awarded to key members of management, with both having vesting periods of five years. The market value of the restricted stock was $29.00 per share on the date of the award, and the unamortized balance of deferred compensation is included under Shareholders' Investment on the accompanying consolidated balance sheets.

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended
	3-31-01	3-31-00
Net income (loss)	$(1,450,000)	$ 822,000
	============	============
Shares for basic earnings per common share - Weighted average shares outstanding	1,168,021	1,168,021
Effect of restricted stock granted	-	193
Shares for diluted earnings per common share - Adjusted weighted average shares outstanding	1,168,021	1,168,214
	===========	============
Basic earnings (loss) per common share	$ (1.24)	$ 0.70
	========	=======
Diluted earnings (loss) per common share	$ (1.24)	$ 0.70
	========	=======

4.	The Registrant has two reportable segments: Industrial Equipment and Dairy Farm Equipment. There were no intersegment sales.

	Revenues and profitability for each segment for the three months ended March 31, 2001 and 2000, were as follows:
	Three Months Ended March 31
	Dairy Farm Equipment		Industrial Equipment		Other / Corporate		Consolidated
	2001	2000	2001	2000	2001	2000	2001	2000
Revenues from external customers	$3,049	$5,431	$12,423	$17,042	$ 618	$ 695	$16,090	$23,168
Income (loss) before income tax	(49)	937	(2,298)	125	103	130	(2,244)	1,192
5.

The Registrant reports comprehensive income (loss) and its components in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income and its components, net of tax, are summarized below:

	Three Months Ended
	3-31-01	3-31-00

Net income (loss)	$(1,450,000)	$ 822,000
Gain on investment, net of tax	16,000	11,000
Foreign currency translation adjustment, net of tax	7,000	19,000
Total comprehensive income (loss)	$(1,427,000)	$ 852,000
	=============	===========
6.

The Registrant has a $6,000,000 bank-borrowing facility that expires on May 31, 2002. As of March 31, 2001, the amount borrowed was $900,000. The weighted average interest rate during the period was 5.99%.

7.

The results for the three months ended March 31, 2001 and 2000, reflect the adoption of Financial Accounting Standards Board's Emerging Issues Task Force (EITF) Pronouncement No. 00-10, "Accounting for Shipping and Handling Fees and Costs." This pronouncement requires that shipping and handling costs (freight) be included within net sales. The effect of adopting this pronouncement increased net sales by $531,000 and $659,000 for the three months ended March 31, 2001 and 2000, respectively. The same amounts for each period were included as freight expense within cost of sales.

8.

The Registrant and its subsidiaries are involved in legal proceedings incident to the conduct of their business. It is management's opinion that none of these matters will have a materially adverse effect on the consolidated financial position, results of operations, or cash flows.

The Registrant and the Sheet Metal Workers Union, Local 208, agreed to a new three-year labor contract effective April 7, 2001. However, two cases involving minor issues remain before the National Labor Relations Board, and the final determination of these cases may take a year. Management believes, based on evaluations by counsel, that there is no material financial exposure to the Registrant.

PAUL MUELLER COMPANY AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATING RESULTS

AND FINANCIAL CONDITION

The following is Management's discussion and analysis of the significant factors that have affected the Companies' earnings during the periods included in the accompanying Consolidated Condensed Statements of Income.

The information discussed below in Management's Discussion and Analysis of Operating Results and Financial Condition contains statements regarding matters that are not historical facts, but rather are forward-looking statements. These statements are based on current financial and economic conditions and current expectations and involve risk and uncertainties. Actual future results may differ materially depending on a variety of factors. These factors, some of which are identified in the discussion accompanying such forward-looking statements, include, but are not limited to, milk prices paid to dairy farmers, feed prices, weather conditions, dairy farm consolidation and other factors affecting the profitability of dairy farmers, the price of stainless steel, actions of competitors, the Registrant's execution of internal performance plans, economic conditions in key export markets, the level of capital expenditures in the U.S. economy, and other changes to business conditions.

OPERATING RESULTS

Consolidated net sales for the quarter ended March 31, 2001, were $7,078,000 lower than the quarter ended March 31, 2000. The major variation between quarters was the result of reduced sales for the Industrial Equipment and the Dairy Farm Equipment segments. Net sales for the Industrial Equipment segment were $12,423,000 and $17,042,000 for the three months ended March 31, 2001 and 2000, respectively. Although the backlog for the Industrial Equipment segment was $29,944,000 at the beginning of 2001 compared to $28,242,000 at the beginning of 2000, field-fabrication projects (which involved both shop and field work) made up a major portion of the backlog. These projects extend over several months and revenue is recognized only when the customer has accepted vessels completed in the field. During the first quarter of 2001, little revenue was recognized from the field-fabrication activities. Additionally, the current economic slump has adversely affected the Industrial Equipment segment, as businesses are aggressively cutting capital spending. As a result, order entry for the Industrial Equipment segment declined 14% when comparing the first quarter of 2001 to the first quarter of 2000. Additionally, conditions were very competitive for all product lines within the Industrial Equipment segment. Net sales for Dairy Farm Equipment were $3,049,000 for the first quarter of 2001 compared to $5,431,000 for the first quarter of 2000. A major factor contributing to the decline in net sales was a 72% reduction in the Dairy Farm Equipment backlog when comparing the backlog as of December 31, 2000, to December 31, 1999. Additionally, sales of Dairy Farm Equipment during the first quarter of 2001 were adversely affected, as new orders were approximately 40% lower for the first quarter of 2001 compared to the first quarter of 2000. Domestically, the milk price paid to dairy farmers was extremely low during all of 2000 and continued during the first part of 2001. Export sales of Dairy Farm Equipment were also lower when comparing the first quarter of 2001 with the first quarter of 2000 due to the strength of the dollar and the outbreak of foot-and-mouth disease in Europe in the markets that the Registrant serves.

The gross profit rate for the three months ended March 31, 2001, was 14.5% compared to 24.1% for the same period of a year ago. Gross margins were lower in the first quarter of 2001 compared to the first quarter of 2000 as pricing has been very competitive and plant efficiency has been adversely affected by the significant reduction in volume. Another significant contributor to the lower gross profit rate was the impact of manufacturing burden, as it was a higher percentage of sales in the first quarter of 2001 compared to the first quarter of 2000. Expenditures for manufacturing burden were higher due to higher costs for utilities, personnel, depreciation, and repairs and maintenance. Additionally, the reduced volume in both the Industrial Equipment and Dairy Farm Equipment segments led to under-absorption of manufacturing burden.

Selling, general, and administrative expenses were higher for the first quarter of 2001 versus the first quarter of 2000 due to increased expenditures for personnel, advertising, travel, product development, and tax and legal fees.

Other income for the three months ended March 31, 2001, compared to the three months ended March 1, 2000, was higher due to interest income, improved results for the microbrewery/brewpub, and increased royalties.

The effective tax rate for the three months ended March 31, 2001, varied from the statutory rate (34%) primarily due to tax credits. The effective tax rate for the three months ended March 31, 2000, varied from the statutory tax rate (34%) due to tax credits, the lower effective tax rate of the Foreign Sales Corporation (FSC), and tax-exempt interest.

The Registrant and the Sheet Metal Workers Union, Local 208, reached agreement on a new labor contract effective April 7, 2001. The new contract covers three years and includes all of the provisions of the Registrant's last and final offer. However, two cases involving minor issues remain pending before the National Labor Relations Board; but management believes, based on an evaluation by counsel, that there is no material financial exposure to the Registrant.

Market risks relating to the Registrant's operations result primarily from changes in foreign exchange rates and interest rates, as well as stainless-steel prices. The Registrant periodically enters into foreign-exchange forward or spot contracts to hedge the exposure to foreign-currency-denominated purchase transactions. Forward contracts generally have maturities of less than three months. Foreign-currency-denominated purchases were $362,000 and $356,000 for the three months ended March 31, 2001 and 2000, respectively. There were no foreign-exchange forward contracts outstanding at March 31, 2001 and 2000. There were foreign currencies held at March 31, 2001 and 2000, amounting to approximately $2,000 and $11,000, respectively, for payment of foreign-currency-denominated vendor invoices. The Registrant's financial instruments at March 31, 2000, that were exposed to interest-rate risks, consisted of available-for-sale investments that were recorded at market value. Available-for-sale investments were maintained in high-quality securities that consisted of tax-exempt bonds and a taxable bond fund. Unrealized holding gains and losses were not material as of March 31, 2001 and 2000; and there were no significant realized gains or losses during the periods. The Registrant does not use financial instruments for trading purposes. The risk of increases in stainless-steel prices for significant Industrial Equipment segment projects that extend over several months is managed by contracting for the stainless steel at the time the project is obtained.

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

Looking to the balance of 2001, there are factors that could affect the results of operations. The presence of foot-and-mouth disease in Europe may continue to have an adverse effect on sales of Dairy Farm Equipment in that market. Additionally, if outbreaks occur in other areas of the world, particularly in North and South America and in Asia, it will have a significant adverse effect on sales of Dairy Farm Equipment in those markets. The average price of milk paid to farmers in the domestic market year-to-date for 2001 is 8% above the average price paid for the same period of 2000. However, the current milk price remains low considering historical levels; and this could have an adverse effect on order entry, sales, and profitability of the Dairy Farm Equipment segment.

The current economic slump and the related decrease in capital expenditures is having an adverse effect on he Industrial Equipment segment, and order entry is 14% lower for the first quarter of 2001 compared to the first quarter of 2000. Additionally, market conditions have been very competitive, and these factors may adversely affect the profitability of Industrial Equipment segment for the balance of the year.

In general, the Registrant's business is not subject to seasonal variation and demand for its products. However, because orders for certain products can be large, a small number of large orders can have a significant impact on the Registrant's revenue in any one quarterly period. As a result, a relatively small reduction or delay in the number of orders shipped or completed and accepted by the customer can have a material impact on the Registrant's revenues for any particular quarter. Gross margins may vary from quarter-to-quarter as a result of the variations in profitability of large orders, as well as the mix of various products manufactured by the Registrant. Accordingly, results of operations for the Registrant for any particular quarter are not necessarily indicative of the results that may be expected for any subsequent quarter of the calendar year.

The backlog of sales at March 31, 2001, was $33,400,000 compared to $31,700,000 at December 31, 2000, and $37,400,000 at March 31, 2000. The level of backlog, at any particular point in time, is not necessarily indicative of the future operating performance of the Registrant in the following quarter due to the long manufacturing or fabrication cycle for some projects. Orders in the backlog are subject to delays in completion and/or holds at the request of the customer, and this could have a significant impact on quarterly results. The March 31, 2001, backlog represents orders that will be completed and shipped over the next twelve months.

FINANCIAL CONDITION

The consolidated financial condition and the liquidity of the Registrant at March 31, 2001, have not changed significantly since December 31, 2000. There are no significant commitments for capital expenditures at March 31, 2001.

The Registrant has a $6,000,000 bank-borrowing facility that expires on May 31, 2002. As of March 31, 2001, the outstanding amount borrowed was $900,000. The weighted average interest rate during the period was 5.99%. There are no commitment fees for the facility.

PART II - OTHER INFORMATION

Item 4.	Submission of matters to a vote of security holders.
	a.	The annual meeting of shareholders of the Registrant was held on May 7, 2001. At the meeting, the following matters were submitted to a vote of the shareholders:
		(1)

Election of Directors -

The following nominees for directors received the number of votes opposite their respective names for the two available Board of Director seats. Donald E. Golik and David T. Moore were nominated by the Board of Directors of the Registrant. The Registrant uses cumulative voting, and the two nominees receiving the most votes were elected.

			Name	For	Withheld

			Donald E. Golik	666,500	72,100
			David T. Moore	666,900	72,100
			Jay E. Sushelsky	154,446	8,511

			Totals	1,487,846	152,711
				==========	===========
		Directors not up for election but continuing after the annual meeting of shareholders were:
		William B. Johnson William R. Patterson Melvin J. Volmert Paul Mueller Daniel C. Manna
		(2)

A proposal by the Sheet Metal Workers International Association on behalf of its local affiliate, Sheet Metal Workers Local 208, to amend the Bylaws and Articles of Incorporation, stating that the Corporation shall not adopt or maintain a Shareholder Rights Plan unless such Plan is first approved by an affirmative vote of a majority of the common shares outstanding.

The Registrant's Board of Directors recommended a vote against the proposal, and it was defeated. Votes cast were as follows:

			Votes for Votes against Abstain	206,149 616,848 1,537
Item 6.	Exhibits and report on Form 8-K.
	a.	Exhibits
		Exhibit Number	Numbered Exhibit		Sequentially Numbered Page
		(27)	Agreement between the Registrant and Local Union No. 208 of the Sheet Metal Workers International Association, made and entered into effective April 7, 2001		13
	b	Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAUL MUELLER COMPANY
DATE	May 7, 2001	/S/ DONALD E. GOLIK
Donald E. Golik, Senior Vice President and Chief Financial Officer

AGREEMENT

This Agreement is made and entered into effective (date of ratification) by and between Paul Mueller Company (hereinafter referred to as the "Company") and Local Union No. 208 of the Sheet Metal Workers' International Association (hereinafter referred to as the "Union").

ARTICLE I

Recognition

Section 1. The Company recognizes the Union as the representative for all employees in the classifications of Craftsman, Fabricator and Production Worker at the Company's production plants at 1600 W. Phelps and Warren Street, Springfield, Missouri 65802.

Specifically excluded from this Agreement are all executive, managerial, supervisory, professional, technical, office, clerical, and administrative employees, and employees in the machine shop, maintenance areas and other machinist work areas.

ARTICLE II

Management Prerogatives

The Company shall retain all of the rights and function of management not specifically and expressly limited by this Agreement, including, but not limited to, the right to:

-	manage the Company's operations and direct the work force;
-	schedule and reschedule work, hours and work assignments; In accordance with Article V of this agreement.
-	assign employees to shifts, particular types of equipment, machines or jobs;
-	require employees to work overtime;
-	determine the work to be subcontracted or done by employees; In accordance with this agreement.
-	determine the number of employees to be employed in any classification at any time;
-	supervise and exercise control over its employees;
-	introduce new, improved or different production, quality standards, or maintenance, service or distribution methods or facilities, or change existing methods or facilities;
-	maintain and improve efficiency;
-	extend, maintain, curtail, sell, relocate or terminate all of any part of the operations of the Company; In accordance with applicable state and federal laws.
-	open, operate and maintain other production facilities without application of this Agreement thereto;
-	prepare job qualifications and establish appropriate job titles;
-	determine the operations or services to be performed by employees at the Company's Springfield, Missouri facilities; In accordance with applicable state and federal laws.
-	assign and reassign the work to be performed by employees or qualified groups of employees as the Company may deem necessary; In accordance with this agreement.
-	transfer, promote, demote, layoff, discharge or discipline for just cause; and
-	make or revise reasonable work rules.

ARTICLE III

Probationary Period

New employees shall be regarded as probationary employees for the first three (3) calendar months of employment. If probationary employees are laid off, or if they are discharged during this three (3) calendar month period, there will be no responsibility on the part of the Company to rehire. Layoffs or discharges during this three (3) calendar month period may not be subject of a grievance.

ARTICLE IV

Classifications and Rates of Pay

Section 1. The following classifications and rates of pay shall be in effect during the term of this Agreement:
		Rates of Pay
		Start	6 mos.	12 mos.	18 mos.	24 mos.

1ST YEAR	Craftsman	$ 13.80	$ 14.27	$ 14.83	$ 16.17	$ 16.43
	Fabricator	9.58	10.20	11.07	12.31	12.67
	Production Worker	7.73	8.29	8.70	9.06	9.22

2ND YEAR	Craftsman	14.21	14.70	15.27	16.66	16.92
	Fabricator	9.87	10.51	11.40	12.68	13.05
	Production Worker	7.96	8.54	8.96	9.33	9.50

3RD YEAR	Craftsman	14.57	15.07	15.65	17.08	17.34
	Fabricator	10.12	10.77	11.69	13.00	13.38
	Production Worker	8.16	8.75	9.18	9.56	9.74

1.	The time periods above the rate columns pertain to an employee's length of service within the classification.
2.	The Company may assign and reassign tasks between classifications based on the Company's evaluation of the skills required for the efficient operation of the plant.
3.	Job descriptions for each classification are attached. Changes in descriptions will be negotiated with the Union.

Section 2. The skills, abilities and qualifications of all employees hired will be determined by the Company. New employees will receive a rate of pay applicable to the classification in which they are placed. Current employees possessing the same skills and abilities shall be given first opportunity to fill these positions.

Section 3. Employees may be temporarily transferred for up to one (1) calendar month from one classification to another. This Section is generally applicable due to occasional circumstances such as disabilities of a short duration, vacations, etc. Transferred employees shall receive the rate of pay of their regular classification or the applicable (i.e., trainee or full scale) rate of pay or the classification to which they are transferred, whichever is higher.

Section 4. The Company may, at its discretion, designate one or more employees to a Master level within any job classification. Master level employees will be paid the following amounts above the pay rate of their current classification:
Craftsman	$ 0.75/hour
Fabricator	$ 0.60/hour
Production Worker	$ 0.40/hour

Employees assigned to the Master level will have demonstrated the highest degree of skill, ability, performance and dependability within their classification. Each assignment will be reviewed and approved by the appropriate Supervisor and a Superintendent prior to implementation.

In addition to their normal duties, Master level employees are responsible for:
-	directing employees in job procedures and other phases of work to perpetuate the trade;
-	conferring with the Supervisor regarding quality and quantity requirements and the solution of specific problems;
-	planning and performing work from schedules, specifications and verbal or written instructions; and
-	completing appropriate reports and records as required.

Master level employees are not required to hire, discharge, discipline or recommend such actions.

The Company may return any employee from their Master level designation back to their regular job classification and pay scale at any time.

Master level pay will be given to employees who are assigned to train other employees in company training schools (i.e.; welding, grinding, layout, etc.).

ARTICLE V

Hours of Work, Overtime and Holidays

Section 1. Eight (8) consecutive hours exclusive of a one-half (1/2) hour lunch period shall constitute a normal day's work. Forty (40) hours consisting of five (5) consecutive days of eight (8) hours each shall constitute a normal week's work.

Present practices with respect to starting times of shifts and work schedules shall remain in effect for the duration of this contract, subject to change by mutual consent, for good and sufficient cause.

WORK SCHEDULE
Shift	Starting Time	Lunch Period	Ending Time	Work Days

1st	7:00 a.m.	30 min.	3:30 p.m.	Mon.-Fri.
2nd	3:30-4:00 p.m.	30 min.	12:00-12:30 a.m.	Mon.-Fri.
3rd	10:30 p.m.	30 min.	7:00 a.m.	Sun.-Thur.

Notice of agreed to changes in the starting times would be posted on the Company bulletin boards at least one (1) month in advance.

Employees may be assigned work during their normal lunch periods in case of emergency, but shall be allowed a full-length lunch period immediately upon completion of the emergency work.

Section 2. Time and one-half will be paid for all time worked by an employee in excess of forty (40) hours per week.

In order to receive time and one-half for Saturday, an employee must have worked forty (40) hours during the normal work week unless excused by the Human Resources Department.

Time and one-half shall be paid for work on Sundays and holidays, except for third shift employees, who would receive overtime for their Sunday work shift, which begins on Saturday.

When an employee is excused for a part of his work shift, with prior permission from his Supervisor, he will be allowed to make up the lost time at straight-time rate of pay if work is available during the same week in the employee's classification.

Scheduled overtime will not exceed two (2) hours per day during the regular work week and will not exceed eight (8) hours on weekends. Third shift will be notified by 5 p.m. on the proceeding Wednesday; first and second shift employees will be notified by 12 p.m. on the proceeding Thursday for weekend work.

Employees who are scheduled for vacation on the Friday before or Monday after scheduled overtime are not required to work the overtime.

Employees will be credited for eight (8) hours as time worked toward the forty (40) hours in any work week for vacation days scheduled in advance and scheduled holidays.

Section 3. A shift premium of Fifty Cents ($0.50) will be added to the pay rate of those employees regularly assigned to work on the second (2nd) shift or third (3rd) shift.

Section 4. Employees covered by this Agreement shall be entitled to eight (8) hours straight-time pay for each of the following holidays, when not worked:
New Year's Day	Labor Day	Christmas Eve Day
Memorial Day	Thanksgiving Day	Christmas Day
July Fourth	Day after Thanksgiving Day	New Year's Eve Day

In addition to the holidays listed above, employees shall receive two (2) floating holiday in each contract year for which employees covered by this Agreement shall be entitled to eight (8) hours of straight-time pay. Employees may schedule this day off on a work day of their choice by submitting a written request as is done for days of vacation.

In order to receive pay for any holidays when not worked, the employee must have been employed by the Company for three (3) calendar months and must have worked as scheduled on the last scheduled work day preceding the holiday and the first scheduled work day following the holiday, unless off on disability due to an on-the-job injury or excused by the Personnel and Human Resource Department.

Employees who are laid off within seven (7) calendar days prior to a holiday named in this Agreement shall be paid for the holiday.

Holidays falling on Sunday will be observed on the following Monday. Holidays falling on Saturday will be observed on the preceding Friday.

Section 5. Any employee who reports for work on his regular shift and is sent home because of lack of work, or is given less than four (4) hours of work, shall be guaranteed a minimum of four (4) hours pay at his regular straight-time base rate. The provision shall not be applicable if work is unavailable because of reasons beyond the control of the Company.

Section 6. After one (1) year of permanent, full-time employment, an employee will be eligible for paid funeral leave of three (3) working days due to a death in their immediate family. The immediate family is defined as follows:
-	Spouse,
-	Parent of the employee or spouse (or relatives that have assumed the role of parenthood of either employee or spouse),
-	Children (including step-children),
-	Brothers and sisters of the employee

You will be eligible for one (1) day funeral leave upon the death of:
-	Brothers-in-law and sisters-in-law, and
-	Grandparents and grandchildren

One (1) day funeral pay will be computed as eight (8) times an employee's current base hourly rate, including any applicable shift premiums. Eight (8) hours will count as hours worked toward computation of overtime.

Employees must complete a "Request for Leave of Absence" form and submit the form to the applicable Supervisor and Department Head. If necessary, additional unpaid time may be arranged through you supervisor.

ARTICLE VI

Vacations

Employees covered by this Agreement who have been in continuous service or the Company over one (1) year, and who have worked at least one thousand three hundred eighty-six (1,386) straight-time hours during the twelve (12) calendar months immediately preceding their anniversary date of employment, will become eligible for vacation benefits as of their anniversary date in accordance with the following schedule:
Length of Continuous Service		No. of Vacation Hours

1	but less than 3 years	40	hours
3	but less than 8 years	80	hours
8	but less than 15 years	120	hours
15	but less than 25 years	160	hours
25	or more years	200	hours

Employees who have not completed one thousand three hundred eighty-six (1,386) straight-time hours will be eligible for pro-rata vacation pay according to the following schedule:
Straight-Time Hours of Work		% of Vacation Hours

1,300	to 1,385 hours	90%
1,200	to 1,299 hours	80%
1,100	to 1,199 hours	70%
1,000	to 1,099 hours	60%
900	to 999 hours	50%
800	to 899 hours	40%
700	to 799 hours	30%
600	to 699 hours	20%
500	to 599 hours	10%

Employees are encouraged to use vacation time. However, if an employee is eligible for more than ten (10) days of vacation, the employee may accumulate unused time as indicated below. There is no maximum amount of vacation which may be accumulated:
Vacation Days Earned	Days Eligible to Accumulate Per Vacation Year

5	-
10	-
15	5
20	10
25	15

Employees will be paid vacation pay at the time the vacation is taken at their regular pay rate with the following exception:

If an employee has worked eight (8) calendar months or more of the twelve (12) calendar months immediately preceding his anniversary date of hire in a higher paying classification, the rate for such higher paying classification will be used to compute vacation pay.

Any employee who earns ten (10) days or less will be paid for any unused vacation on their next anniversary date.

Vacations are to be paid at the time the employee takes his vacation.

The plant may shut down for vacations not to exceed two (2) weeks each year. Notice of such shutdown periods will be posted one (1) calendar month in advance of the plant shutdown.

If an employee's service is terminated for any reason, he will receive any vacation benefits he has earned.

ARTICLE VII

Grievance and Arbitration Procedure

All grievances that arise out of the application of this Agreement must be handled in the following manner:

If an employee has a complaint or desires to grieve a specific occurrence of the application of this agreement. The employee may discuss their complaint verbally with the appropriate Supervisor within three (3) working days after the date of the occurrence giving rise to the complaint. The supervisor shall respond to the employees' complaint within three (3) working days. The employee need not have a Union Steward during this meeting, but may request one if desired.

Should the complaint not be resolved in discussion with the Supervisor, the employee or union may reduce the grievance to writing on a Union Grievance form and present the grievance to the appropriate Plant Superintendent. The Superintendent, Supervisor, Steward and Employee shall meet within five (5) working days to resolve the grievance.

The matter shall then be submitted to an Arbitrator to be selected from lists provided by the Federal Mediation and Conciliation Service. A request for such list must be made within ten (10) working days following this grievance meeting.

Any unresolved grievance for which arbitration is not requested in writing within sixty (60) days following the initial filing shall be considered as dropped and time barred.

The Arbitrator shall be limited in his consideration to the grievance as it was originally presented in writing on the Union Grievance form. The Arbitrator shall have no power to add to, subtract from, or modify any of the terms of this Agreement, or to arbitrate any matter not specifically provided for in this Agreement.

It is agreed that any and all time limits expressed herein can be waived at any step by mutual agreement, in writing, by the parties.

The fees and expenses of the Arbitrator shall be paid by the party to whom the award is adverse. If the award is not entirely adverse to a single party, the Arbitrator shall determine the proportion of the fees to be paid by each party in correct proportion to his evaluation of the merits of each party's position. The Arbitrator's decision will be final and binding on both parties.

Any Steward or employee involved in the grievance procedure will be granted time off without pay as may reasonably be required to:

A.	Investigate and endeavor to settle the grievance at reasonable times and with prior permission of the Supervisor.
B.	Attend any meeting with Management pertaining to matters related to the grievance which cannot reasonably be deferred until a scheduled grievance meeting.
C.	Attend scheduled grievance meetings or arbitration's.

ARTICLE VIII

No Strike - No Lockout Clause

During the life of this Agreement, there shall be no picketing, strikes of any nature, work stoppages, slowdowns or concerted refusal to work engaged in by the Union, its officers, agents, members or the employees covered by this Agreement for any cause whatsoever.

Any employee who participates in any action prohibited by this Article shall be subject to disciplinary action.

There shall be no lockout by the Company during the term of this Agreement.

ARTICLE IX

Seniority

Seniority, wherever application to the provisions of this Agreement, shall be defined as the latest uninterrupted period of regular employment with the Company.

Section 1. The Company shall prepare and post on the shop bulletin boards a list of all employees by the date of which their last period of continuous employment with the Company commenced.

This list shall be posted once each six months.

Where more than one (1) employee has the same date of hire, the order of placement shall be determined on the basis of alphabetical order of the surname first, then given name. Employees whose surnames have been changed by reason of marriage will not have their name repositioned.

Section 2. When new jobs are created or permanent vacancies occur, bids shall be requested from employees by posting notices on the shop bulletin boards, and applications shall be made thereafter in writing through the Human Resource Department. In order for an employee to be eligible to bid, he must have worked six (6) months or more in his current classification (this time period will be waived by the Company if no employees meet this requirement) and meet the standard bidding requirements for the position posted. The Company shall have the right to temporarily fill the job vacancy until the job is filled.

Jobs will be posted for three (3) working days prior to being removed. The Human Resource Department will prepare a list of those employees eligible to bid and who possess the required skills, abilities and dependability to bid.

Three (3) working days shall elapse before the Company will permanently fill the jobs so posted. The Human Resource Department will compile a list of those employees eligible to bid and who meet the minimum qualifications to bid. A copy of this list will be provided to the Chief Union Steward.

This Section will not apply to vacancies resulting from layoffs, recalls or temporary transfers.

The Company shall fill the job posted in accordance with Section 5 of this Article.

Employees selected shall be given three (3) calendar months' trial starting at the start rate. Should the start rate be lower than the employee's current rate, the employee will receive their current rate. However, the employee will have to progress through the twenty-four (24) month period to receive the top rate. Those employees bidding laterally or to a classification with a lower rate of pay will have their wages reduced accordingly. If the employee fails to meet the minimum standard or causes excessive spoilage anytime during the period, he shall be returned to his original classification.

Any employee returned to his original job under the provision of this Section, or at his own request, shall not be eligible to bid on or be upgraded to the higher classification for a period of twelve (12) calendar months.

Section 3. An employee on layoff must keep the Company and the Union advised of his current address and telephone number. Re-employment privilege shall not extended beyond ten (10) calendar days from the date a letter is posted to a laid-off employee by Certified Mail notifying the employee to return to work. Employees are obligated to notify the Company within two (2) working days following notification to return of their intention to return or not to return to work. Employees who do not notify the Company of their intent to return to work within the three (3) working days will be subject to disciplinary action in accordance with the plant rules.

Section 4. In the event of a reduction in forces or a return from layoff, the Company shall recall or layoff in accordance with Section 5 of this Article.

Employees will be provided three (3) working days of notice of layoff. Re-employment privileges shall not extend beyond the ten (10) calendar days as set forth in Section 3 of this Article.

Section 5. In all cases of promotion, demotion, assignment of shifts, layoff or recall, the following factors shall be considered:
A.	Seniority;
B.	Skills required to perform the work;
C.	Ability, as it relates to work performance, productivity, scrap and rework; and
D.	Dependability, as it relates to absenteeism for reasons other than disability or work-related injury.

Seniority shall govern when it is determined that B, C and D are substantially equal based on the Company's sole and exclusive judgment.

The principle of giving preference to the most senior employee shall prevail, after applying the above considerations.

For purposes of layoff or recall, senior employees will remain working provided they can meet the B, C and D considerations listed above.

Section 6. An employee's service will be terminated:

A.	After they have been off work because of sickness or physical disability for a period exceeding twelve (12) consecutive calendar months;
B.	If they have been laid off in excess of twelve (12) consecutive months for employees with less than five (5) years seniority; or
C.	If they have been laid off in excess of twenty-four (24) consecutive months for employees with more than five (5) years seniority.

Section 7. A bargaining unit employee may accept a nonbargaining unit position offered by the Company. The employee may return to the appropriate bargaining unit classification within one (1) calendar month after request to their Supervisor.

The Company may transfer employees to their former bargaining unit classification when reductions in the nonbargaining unit work force are necessary or management determines that the employee's performance is not satisfactory. Employees terminated while working in a nonbargaining unit position will not be allowed to return to their former bargaining unit position. Employees who request transfer back to their former bargaining unit position will not be permitted to transfer to a nonbargaining unit position for a period of twelve (12) calendar months. Employees working in nonbargaining unit positions will not have access to the grievance and arbitration procedure of this Agreement.

Vacation and pension rights shall be based upon length of continuous service with the Company.

Employees affected by this section shall have their seniority for layoff and recall privileges pro-rated to reflect their time out of the bargaining unit.

Section 8. Whenever the efficient operation of the Company's business might otherwise be impaired, the Company and the Union may agree to depart from the layoff procedure as set forth in this Article.

ARTICLE X

Plant Rules

The Company shall have the right to establish, change, add to and enforce reasonable plant rules not inconsistent with the provisions of this Agreement. A violation of plant rules shall be just cause for disciplinary action. When changes or additions are made to existing plant rules, a copy will be sent to the Chief Steward and to the Business Representative five (5) days before they are posted on Company bulletin boards. No plant rule will be effective unless posted. The Union may challenge any disciplinary action resulting from the enforcement of plant rules through the grievance procedure.

ARTICLE XI

Severability

Any clauses of this Agreement which conflict with applicable State or Federal law shall be considered void without affecting any of the other provisions of this Agreement. In the event of any clause in this Agreement being held void, the Company and the Union will negotiate an acceptable legal substitute.

ARTICLE XII

Harmony Board - Stewards

There shall be a Harmony Board composed of four (4) Company representatives and four (4) bargaining unit representative. The Human Resource Manager or his designee shall serve as the chairperson. Committee members will serve a rotating basis.

The purpose of this Board is to provide a regular avenue of communication between the company and the Bargaining Unit.

General items to be considered by the Harmony board include:
-	Hardship cases concerning assignment of overtime, assignment to shifts or working hours.
-	Problems of noncontractural nature.
-	Prevention of foreseeable problems.
-	Improvements of communications.

It is understood that this committee shall not entertain anything that could be construed as contractual in nature or have any authority to alter the agreement, solve grievances, etc.

Any requests or recommended changes to Company policy by the Harmony Board will be forwarded to the Human Resources Steering Team or the Human Resource Department.

This Board shall meet on the first Tuesday each month at 10:00 a.m. The Board may schedule additional meetings. An agenda of items to be discussed will be exchanged 3 days prior to each meeting.

The Human Resource Manager and the Business Manager of the Union will serve as members of the Harmony Board.

There shall be accurate minutes kept and distributed on a timely basis.

The Harmony Board members understand and agree that they will do everything possible to be productive, to promote continuous improvement and do all thing necessary to promote the best interest of the Company and it's Bargaining Unit employees.

The members shall be compensated at their regular rate of pay for said meetings, with the understanding that the meetings should be kept to one (1) hour in duration if at all possible.

The Union shall have the right to appoint up to eight (8) Stewards.

ARTICLE XIII

Visitation Privilege

Authorized Union Business Representatives must seek permission from the Director of Human Resources or Manufacturing Operations Manager, which permission will be granted so long as such privilege is not abused, before entering upon the Company premises. The Business Representative will not be allowed to conduct Union business which may be completed away from the Company premises.

Should the duly authorized Union Business Representative be employed by the Company he/she must have permission, which permission will be granted so long as such privilege is not abused, before entering upon Company premises on other than their assigned shift.

ARTICLE XIV

Nonbargaining Unit Employees Working

Section 1. In addition to their normal duties, Supervisors or other persons excluded from the bargaining unit may perform production work for the purpose of instructing employees, demonstrating proper methods and procedures of performing work operations, in cases of employee absences, emergency, product or process development work and, as necessary, to maintain production schedules. These employees will not replace or displace employees represented by the bargaining unit.

Section 2. Cooperative Engineering students will be allowed to operate machinery and other equipment during their training period. No more than three (3) students at any one time will operate machinery and other equipment in the shop. These students will not replace or displace employees represented by the bargaining unit.

ARTICLE XV

Retirement

The Company provides employee retirement benefits as specified in the Paul Mueller Company Contract Employees Retirement Plan. The Company pays the entire cost of this employee benefit.

An employee's normal retirement date is the first day of the month after the employee reaches age 65. An employee may choose early retirement upon reaching age 55.

The accrued pension formula shall be Twenty-Five Dollars ($25) times an employee's years of credited service, provided that no more than thirty-five (35) years of credited service shall be used.

PROPOSED CHANGES TO THE

PAUL MUELLER COMPANY

CONTRACT EMPLOYEES RETIREMENT PLAN

Amendment Number five to the Paul Mueller Company Contract Employees Retirement Plan would make a number of technical changes required to preserve the Plan's tax-qualified status. Only the following few changes could have any material effect on a Plan participant's benefits:
-

The Plan's current, 5-year "break-in-service" rule would apply to all years of service for any participant who is actively employed during 1998 or any later year. The effect of this change would be to restore years of service lost by certain participants under the break-in-service rules that applied before 1985.

-	Retirees who return to employment on a part-time basis (i.e., who are scheduled to work fewer than 20 hours per week) would no longer have their pensions suspended during their period of reemployment.
-

A participant's surviving spouse could elect a lump-sum payment of any death benefit having a present value of $10,000 of less. (Currently, such an election may be made only if the benefit is $1,750 or less.)

-

The acturial assumptions used by the Plan's actuary in converting an annuity benefit to a lump-sum payment amount would be revised to reflect changes in the Tax Code. Depending on a number of factors, this change could either increase or decrease the amount of a lump-sum payment. It would have no effect whatsoever, however, on the amount of any monthly annuity.

-

In a related change (but not required by the Tax Code), the method used in determining the proper interest rate assumption for converting an annuity form of payment into a lump-sum would be slightly modified. Rather than determining this interest rate on a quarterly basis, the rate would be determined only once a year. By simplifying the procedure followed by the Plan's actuary in converting annuity benefits into lump-sum amounts, this change should lower the Plan's administrative expenses. As with the prior change, it is impossible to predict how this change might affect any particular lump-sum payment amount.

ARTICLE XVI

Group Medical and Life Insurance Program

During the term of this contract, the Company will provide a group insurance program for the benefit of the employees covered by this contract and their dependents.

The program will provide the same benefits as those provided nonbargaining unit employees.

Group Health insurance benefits will not be reduced during the term of the agreement.

PROPOSED COMPANY CHANGES - GROUP HEALTH INSURANCE

1.

We propose the following deductibles and out of pocket maximums:

PPO Providers

$200.00 calendar year deductible

10% of the next $5,000; 100% thereafter

$700.00 total out of pocket maximum per year, per covered individual

Non-PPO Providers

$300.00 calendar year deductible

30% of the next $5,000; 100% thereafter

$1,800.00 total out of pocket maximum per year, per covered individual

2.

Require employees who wish medical/dental coverage for their dependents to pay 12.5% of the cost of dependent coverage. Based on the plan's claim experience for the year ended 2000, that would result in the following contribution rates. Arranging for employee contributions to be made with pre-tax dollars through a Section 125 plan would be beneficial to both employees and the Company. We propose that the rates be adjusted each year based on the preceding year's claim experience.

	-	Spouse Only	$ 4.43 per week
	-	Child(ren) Only	$ 3.15 per week
	-	Spouse and Child(ren)	$ 7.58 per week
3.

Encourage spouses of Paul Mueller Company employees to enroll in group health coverage available through their employers by applying a $1,000 deductible to medical claims of spouses who have other group health coverage available through their employer but do not enroll for that coverage.

4.

In addition, we propose a change in the coverage of prescription drugs. Presently, prescription drugs are covered under the medical plan, subject to the deductible and coinsurance. Participants must pay for their prescriptions (at discounts if the NPA card is used) and submit them to BCI for reimbursement. We propose that this arrangement is replaced by a traditional pharmacy card program with no deductible and a 20% co-pay. Participants would present their pharmacy card to the pharmacist, pay 20% of the discounted price of the medication and have no further involvement in the processing of the claim.

ARTICLE XVII

Equal Employment Opportunity

The Company and the Union each agree to the principle of equal employment opportunity to ensure that all employees are afforded an equal opportunity for employment, promotion, training, placement, transfer and compensation under the provisions of the Agreement regardless of race, sex, color, age, religion, handicap, veteran status or national origin.

Any reference to gender in this Agreement will be construed to refer to both male and female.

ARTICLE XVIII

Termination, Duration and Negotiation

This Agreement shall become effective on (date of ratification), and remain in full force until midnight (3 years from date of ratification).

The parties acknowledge that, during the negotiations of this Agreement, each had the unlimited right and opportunity to make demands and proposals with respect to any subject or matter, and that the understandings and agreements arrived at by the parties are set forth in this Agreement. The Company and the Union each agrees that the other shall not be obligated to bargain with respect to any subject or matter referred to or not specifically referred to in this Agreement. Unless specifically provided otherwise, all rights occurring under this Agreement shall expire at its termination.

This Agreement constitutes the entire Agreement of the parties. It supersedes and cancels prior collective bargaining agreements.

IN WITNESS WHEREOF, the parties hereto have affixed their signatures this 2nd day of MAY 2001

PAUL MUELLER COMPANY	SHEET METAL WORKERS' INTERNATIONAL ASSOCIATION LOCAL UNION #208

/S/ MICHAEL W. YOUNG	/S/ JAMES R. HULSE
/S/ CHRISTINA A. FROST	/S/ RICHARD DYRDAHL
/S/ DUANE L. SHAW	/S/ STEVE W. SLONE
/S/ ALFRED ODOM, JR.
/S/ JERRY MILLER