Form 10-Q
period 2001-06-30
MUELLER PAUL CO
filed 2001-08-13
CIK 68726

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

________________________________________

FORM 10-Q

(Mark One)
[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended JUNE 30, 2001, or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from _______________________ to _______________________.

Commission File Number:  0-4791

PAUL MUELLER COMPANY
 (exact name of registrant as specified in its charter)
MISSOURI (state or other jurisdiction of incorporation or organization)	44-0520907 (I.R.S. employer identification no.)

1600 WEST PHELPS ST., P.O. BOX 828, SPRINGFIELD, MISSOURI (address of principal executive offices)	65801-0828 (zip code)

Registrant's telephone number, including area code:  (417) 831-3000

______________________________________________________________________
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

Yes  [X]     No  [   ]

Indicate the number of shares outstanding of the issuer's Common Stock as of August 8, 2001:  1,179,721

PART I     -     FINANCIAL INFORMATION

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

PAUL MUELLER COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)
ASSETS	June 30 2001 -----------	Dec. 31 2000 -----------
Current Assets:
Cash	$ 1,142	$ 667
Available-for-sale investments, at market	-	582
Accounts and notes receivable, less reserve of $407 at June 30,
2001, and $690 at December 31, 2000, for doubtful accounts	15,943	18,910
Inventories -
Raw materials and components	$ 7,172	$ 7,642
Work-in-process	8,514	2,913
Finished goods	2,395	1,439
	------------	------------
	$ 18,081	$ 11,994
Prepayments	1,286	458
	------------	------------
Total Current Assets	$ 36,452	$ 32,611
Other Assets	3,937	3,884
Property, Plant & Equipment, at cost	$ 66,634	$ 62,814
Less - Accumulated depreciation	44,767	43,622
	------------	------------
	$ 21,867	$ 19,192
	------------	------------
	$ 62,256	$ 55,687
	=======	=======
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable	$ 6,129	$ 4,619
Accrued expenses	6,355	5,860
Advance billings	9,981	3,930
	------------	------------
Total Current Liabilities	$ 22,465	$ 14,409
Other Long-Term Liabilities	2,210	1,166
Contingencies
Shareholders' Investment:
Common stock, par value $1 per share - Authorized 20,000,000 shares - Issued
1,354,325 shares at June 30, 2001 - Issued 1,348,325 shares at December 31, 2000	$ 1,354	$ 1,348
Preferred stock, par value $1 per share - Authorized 1,000,000 shares - No shares issued	-	-
Paid-in surplus	4,662	4,494
Retained earnings	34,379	37,000
	------------	------------
	$ 40,395	$ 42,842
Less -
Treasury stock, 174,604 shares at June 30, 2001, and December 31, 2000, at cost	2,562	2,562
Deferred compensation	270	127
Accumulated other comprehensive (income) loss	(18)	41
	------------	------------
	$ 37,581	$ 40,112
	------------	------------
	$ 62,256	$ 55,687
	=======	=======

The accompanying notes are an integral part of these balance sheets.

PAUL MUELLER COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars in Thousands Except Per Share Amounts)
(Unaudited)
	Three Months Ended June 30 --------------------------------		Six Months Ended June 30 --------------------------------
	2001 -----------	2000 -----------	2001 -----------	2000 -----------
Net Sales	$ 23,746	$ 27,887	$ 39,836	$ 51,055

Cost of Sales	18,941	21,690	32,693	39,280
	-----------	-----------	-----------	-----------
Gross Profit	$ 4,805	$ 6,197	$ 7,143	$ 11,775

Selling, General, and Administrative Expenses	4,463	4,761	9,172	9,212
	-----------	-----------	-----------	-----------
Operating Income (Loss)	$ 342	$ 1,436	$ (2,029)	$ 2,563

Other Income (Expense):
Interest income	$ 19	$ 69	$ 76	$ 115
Interest expense	(16)	(2)	(19)	(4)
Other, net	27	6	100	27
	-----------	-----------	-----------	-----------
	$ 30	$ 73	$ 157	$ 138
	-----------	-----------	-----------	-----------

Income (Loss) from Operations before Income Taxes	$ 372	$ 1,509	$ (1,872)	$ 2,701

Provision (Benefit) for Income Taxes	126	440	(696)	833
	-----------	-----------	-----------	-----------
Income (Loss) before Equity in Earnings (Loss) of Joint Venture	$ 246	$ 1,069	$ (1,176)	$ 1,868

Equity in Earnings (Loss) of Joint Venture	(5)	16	(33)	39
	-----------	-----------	-----------	-----------
Net Income (Loss)	$ 241	$ 1,085	$ (1,209)	$ 1,907
	======	======	======	======

Basic and Diluted Earnings (Loss) per Common Share	$ 0.21	$ 0.93	$(1.03)	$ 1.63
	====	====	====	====

The accompanying notes are an integral part of these statements.

PAUL MUELLER COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)
	Six Months Ended June 30 ---------------------------------------
	2001 -----------	2000 -----------
Cash Flows from Operating Activities:
Net (loss) income	$ (1,209)	$ 1,907
Adjustments to reconcile net income to net cash provided (required) by operating activities:
Equity in loss (income) of joint venture	33	(39)
Bad debt expense	19	72
Depreciation and amortization	1,420	1,319
Loss on sales of fixed assets	(7)	-
Changes in assets and liabilities --
Decrease in interest receivable	1	4
Decrease in accounts and notes receivable	2,948	588
(Increase) in inventories	(6,087)	(6,126)
(Increase) in prepayments	(828)	(32)
(Increase) in other assets	(29)	(78)
Increase in accounts payable	1,510	2,648
Increase in accrued expenses	495	1,588
Increase in advance billings	6,051	3,590
Increase in long-term liabilities	1,014	1
	------------	------------
Net Cash Provided by Operations	$ 5,331	$ 5,442

Cash Flows (Requirements) from Investing Activities:
Proceeds from maturities of investments	$ 607	$ 2,200
Purchases of investments	-	(1,073)
Proceeds from Sale of Equipment	154	4
Additions to property, plant, and equipment	(4,205)	(1,807)
	------------	------------
Net Cash (Required) by Investing Activities	$ (3,444)	$ (676)

Cash Flows (Requirements) from Financing Activities:
Dividends paid	$ (1,412)	$ (1,409)
	------------	------------
Net Cash (Required) by Financing Activities	$ (1,412)	$ (1,409)
	------------	------------
Net Increase in Cash	$ 475	$ 3,357
Cash at Beginning of Period	667	700
	------------	------------
Cash at End of Period	$ 1,142	$ 4,057
	=======	=======

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for -
Income taxes	$ 43	$ 459
Interest	$ 23	$ 7

The accompanying notes are an integral part of these statements.

PAUL MUELLER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2000, AND DECEMBER 31, 2000
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

Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time, interim LIFO determinations, including those at June 30, 2001, must necessarily be based on management's estimate of expected year-end inventory levels and costs.  Since estimates of future inventory levels and prices are subject to many factors beyond the control of management, interim financial results are subject to final year-end LIFO inventory amounts.  Accordingly, inventory components reported for the period ending June 30, 2001, are estimates based on management's knowledge of the Registrant's production cycle, the costs associated with this cycle, and the sales and purchasing volume of the Registrant.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended --------------------------------------		Six Months Ended --------------------------------------
	6-30-01 --------------	6-30-00 --------------	6-30-01 --------------		6-30-00 --------------
Net income (loss)	$ 241,000	$ 1,085,000	$(1,209,000)	$	$ 1,907,000
	========	========	========		========
Shares for basic earnings per common share -
Weighted average shares outstanding	1,168,021	1,168,021	1,168,021		1,168,021
Effect of restricted stock granted	2,205	102	2,545		148
	--------------	--------------	--------------		--------------
Shares for diluted earnings per common share -
Adjusted weighted average shares outstanding	1,170,226	1,168,123	1,170,566		1,168,169
	========	========	========		========
Basic earnings (loss) per common share	$ 0.21	$ 0.93	$(1.03)		$ 1.63
	=====	=====	=====		=====
Diluted earnings (loss) per common share	$ 0.21	$ 0.93	$(1.03)		$ 1.63
	=====	=====	=====		=====
4.	The Registrant has two reportable segments: Industrial Equipment and Dairy Farm Equipment. There were no intersegment sales.
Revenues and profitability for each segment for the three months and six months ended June 30, 2001 and 2000, were as follows:
	Three Months Ended June 30 ------------------------------------------------------------------------------------------------------------------------------
	Dairy Farm Equip. -------------------------		Industrial Equip. --------------------------		Other / Corporate --------------------------		Consolidated -------------------------
	2001 ---------	2000 ---------	2001 ---------	2000 ---------	2001 ---------	2000 ---------	2001 ---------	2000 ---------
Revenues from external customers	$ 4,778	$ 7,432	$18,221	$19,772	$ 747	$ 683	$23,746	$27,887
Income (loss) before income tax	687	1,327	(348)	145	33	37	372	1,509
	Three Months Ended June 30 ------------------------------------------------------------------------------------------------------------------------------
	Dairy Farm Equip. -------------------------		Industrial Equip. --------------------------		Other / Corporate --------------------------		Consolidated -------------------------
	2001 ---------	2000 ---------	2001 ---------	2000 ---------	2001 ---------	2000 ---------	2001 ---------	2000 ---------
Revenues from external customers	$ 7,827	$12,863	$30,644	$36,814	$ 1,365	$ 1,378	$39,836	$51,055
Income (loss) before income tax	638	2,264	(2,646)	270	136	167	(1,872)	2,701
5.

The Registrant reports comprehensive income (loss) and its components in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income and its components, net of tax, are summarized below:

	Three Months Ended ---------------------------------------		Six Months Ended ---------------------------------------
	6-30-01 ---------------	6-30-00 -----------------	6-30-01 ----------------	6-30-00 ----------------
Net income (loss)	$ 241,000	$ 1,085,000	$(1,209,000)	$ 1,907,000
Gain on investment, net of tax	-	22,000	16,000	33,000
Foreign currency translation adjustment, net of tax	36,000	(35,000)	43,000	(16,000)
	---------------	---------------	---------------	---------------
Total comprehensive income (loss)	$ 277,000	$ 1,072,000	$(1,150,000)	$ 1,924,000
	=========	=========	=========	=========
6.	The Registrant has a $6,000,000 bank-borrowing facility that expires on May 31, 2002. As of June 30, 2001, there were no outstanding borrowings under the facility.
7.

The results for the three months and six months ended June 30, 2001 and 2000, reflect the adoption of Financial Accounting Standards Board's Emerging Issues Task Force (EITF) Pronouncement No. 00-10, "Accounting for Shipping and Handling Fees and Costs."  This pronouncement requires that shipping and handling costs (freight) be included within net sales.  For the three months and six months ended June 30, 2001, the effect of adopting this pronouncement increased net sales by $720,000 and $1,251,000, respectively.  For the three months and six months ended June 30, 2000, the effect of adopting this pronouncement increased net sales by $625,000 and $1,284,000, respectively.  The same amounts for each period were included as freight expense within cost of sales.

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

OPERATING RESULTS

Consolidated net sales for the second quarter ended June 30, 2001, decreased by $4,141,000 when compared to the second quarter ended June 30, 2000.  Sales of Industrial Equipment were lower by $1,551,000 and sales of Dairy Farm Equipment were lower by $2,654,000, when comparing the second quarter of 2001 to the second quarter of 2000.  Although the backlog for the Industrial Equipment segment was comparable between the beginning of 2001 and the beginning of 2000, field-fabrication projects (which involved both shop and fieldwork) made up a major portion of the backlog at the beginning of 2001.  These projects extend over several months, and sales are recognized only when the customer has accepted the completed vessels in the field.  During the second quarter of 2001, there was no significant sales recognition from field-fabrication projects.  Additionally, the current economic conditions have adversely affected the Industrial Equipment segment, as businesses are sharply reducing capital expenditures.  As a result, order entry for the Industrial Equipment segment continued the trend of the first quarter and was down by 7% when comparing the second quarter of 2001 to the second quarter of 2000.  With respect to the Dairy Farm Equipment segment, domestic and export sales were both down by 35% for the second quarter of 2001 versus 2000.  A major factor contributing to the decline in sales was a backlog at the beginning of 2001 that was 72% lower than the backlog at the beginning of 2000.  Additionally, domestic sales have been adversely affected by relatively flat milk production due to adverse weather conditions and the high price of milk cows, which has hampered herd expansion.  Export sales of Dairy Farm Equipment have been adversely affected during 2001 by the strength of the U.S. dollar and the outbreak of foot-and-mouth disease in key European markets.

The gross profit rate for the three months ended June 30, 2001, was 20.2% versus 22.2% for the three months ended June 30, 2000.  The lower gross profit rate was primarily the result of the 15% reduction in sales when comparing the second quarter of 2001 to the second quarter of 2000.  Additionally, margins were lower during 2001 due to the extremely competitive market conditions, which have driven prices down.  The gross profit rate was favorably affected during the second quarter of 2001, as the LIFO reserve was reduced by $250,000 due to the impact of lower stainless-steel prices.  In contrast, gross profit rate for the second quarter of 2000 was adversely affected by an increase in the LIFO reserve of $645,000 due to the rapidly increasing price of stainless steel.

Selling, general, and administrative expenses decreased by about 6% during the second quarter of 2001 compared to the second quarter of 2000.  The decrease was due to lower expenditures for personnel and for manufacturers' representative's commissions and a lower provision made for warranty expense.

Other income for the three months ended June 30, 2001, was less than the three months ended June 30, 2000, as the level of investable funds was lower and interest income declined.

The effective tax rate for the three months ended June 30, 2001 and 2000, varied from the statutory tax rate (34%) primarily as a result of tax credits and the tax benefit from export sales.

Net sales for the six months ended June 30, 2001, were $39,836,000, a decline of $11,219,000 for the six months ended June 30, 2000.  Sales for the Industrial Equipment segment were lower by $6,170,000 for the first half of 2001 compared to the first half of 2000.  As mentioned above, a major portion of the Industrial Equipment backlog at the beginning of 2001 was field-fabrication projects that take several months to complete, and consequently very little sales revenue was recognized during the first six months of 2001.  Additionally, economic conditions have adversely affected order entry for the Industrial Equipment segment and new orders are down by over 10% when comparing the first six months of 2001 to the first six months of 2000.  The Dairy Farm Equipment segment experienced a 39% decline in sales for the six months ended June 30, 2001, compared to the six months ended June 30, 2000.  The primary factor affecting Dairy Farm Equipment segment sales was the substantially lower backlog at the beginning of 2001 versus 2000, as mentioned above.  Additionally, order entry for the first six months of 2001 is 25% below order entry for the first six months of 2000.  Domestically, flat milk production, the high price of replacement milk cows, and relatively low milk prices have adversely affected order entry during the first six months of 2001.  Export sales have been affected adversely by the strong U.S. dollar and foot-and-mouth disease in key European markets.

The gross profit rate for the first six months of 2001 was 17.9% versus 23.1% for the first six months of 2000.  As mentioned above, the reduction in the gross profit rate is principally related to the significant decrease in sales volume, coupled with lower gross margins due to the extremely competitive market conditions.  Additionally, manufacturing burden was higher due to greater expenditures for utilities, personnel, and repairs during the first half of 2001 versus the first half of 2000.  For the first six months of 2001, the LIFO reserve was reduced by $300,000, and this increased the gross profit rate.  On the other hand, during the first six months of 2000, the LIFO reserve was increased by $1,130,000 due to rising stainless steel prices, and this negatively affected the gross profit rate.

Selling, general, and administrative expenses were comparable when comparing the first six months ended 2001 to the first six months of 2000.

Other income was slightly higher for the six months ended June 30, 2001, versus the same period of a year ago. The increase was primarily due to improved results for the brewery operation.

The effective tax rate for the six months ended June 30, 2001 and 2000, varied from the statutory tax rate (34%) due to tax credits and the tax benefit of export sales.

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

Market risks relating to the Registrant's operations result primarily from changes in foreign exchange rates and interest rates, as well as stainless steel prices.  The Registrant periodically enters into foreign-exchange forward contracts or spot contracts to hedge the exposure to foreign-currency-denominated purchase transactions.  Forward contracts generally have maturities of less than three months.  Foreign-currency-denominated purchases were $831,000 and $964,000 for the six months ended June 30, 2001 and 2000, respectively.  There were no foreign-exchange forward contracts outstanding at June 30, 2001 and 2000.  There were foreign currencies held at June 30, 2000, amounting to approximately $28,000 for payment of foreign-currency-denominated vendor invoices.  The Registrant's financial instruments at June 30, 2000, that were exposed to interest-rate risks, consisted of available-for-sale investments that were recorded at market value.  Available-for-sale investments were maintained in high-quality securities that consisted of tax-exempt bonds and a taxable bond fund.  Unrealized holding gains and losses were not material as of June 30, 2000; and there were no significant realized gains or losses during the six months ended June 30, 2000.  The Registrant does not use financial instruments for trading purposes.  The risk of increases in stainless-steel prices for significant Industrial Equipment segment projects that extend over several months is managed by contracting for the stainless steel at the time the project is obtained.

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

Looking to the balance of 2001, there are factors that could affect the results of operations.  The presence of foot-and-mouth disease in Europe may continue to have an adverse effect on sales of Dairy Farm Equipment in that market.  Additionally, if outbreaks occur in other areas of the world, particularly in North and South America and in Asia, it may have a significant adverse effect on sales of Dairy Farm Equipment in those markets.

The current economic slump and the related decrease in capital expenditures is having an adverse effect on the Industrial Equipment segment, and order entry is more than 10% lower for the first half of 2001 compared to the first half of 2000.  Additionally, conditions have been very competitive, particularly with respect to price and delivery; and these factors may adversely affect the profitability of the Industrial Equipment segment for the balance of the year.

In general, the Registrant's business is not subject to seasonal variation and demand for its products.  However, because orders for certain products can be large, a small number of large orders can have a significant impact on the Registrant's sales revenue in any one particular quarter.  As a result, a relatively small reduction or delay in the number of orders shipped or completed and accepted by the customer can have a material impact on the Registrant's sales revenues for any particular quarter.  Profit margins may vary from quarter-to-quarter due to the variations in profitability of large orders, as well as the mix of various products manufactured by the Registrant.  Accordingly, results of operations for the Registrant for any particular quarter are not necessarily indicative of the results that may be expected for any subsequent quarter of the calendar year.

The backlog of sales at June 30, 2001, was $34,972,000 compared to $31,703,000 at December 31, 2000, and $32,261,000 at June 30, 2000.  The level of backlog, at any particular point in time, is not necessarily indicative of the future operating performance of the Registrant in the following quarter due to the long manufacturing or fabrication cycle for some projects.  Orders in the backlog are subject to delays in completion and/or holds at the request of the customer, and this could have a significant impact on quarterly results.  The June 30, 2001, backlog represents orders that will be completed and shipped over the next twelve months.

The Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," issued in June 2001 and effective for the Registrant's 2002 calendar year, is not expected to have a material effect on the Registrant's financial position or results of operations.

FINANCIAL CONDITION

The financial condition and the liquidity of the Registrant at June 30, 2001, have not changed significantly since December 31, 2000.  There are no significant commitments for capital expenditures at June 30, 2001.

The Registrant has a $6,000,000 bank-borrowing facility that expires on May 31, 2002.  As of June 30, 2001, there were no borrowings outstanding under the facility.  There are no commitment fees for the facility.

PART II     -     OTHER INFORMATION
Item 6.	Exhibits and reports on Form 8-K.
	a.	Exhibits - None
	b.	Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PAUL MUELLER COMPANY
DATE:	August 8, 2001	/S/ DONALD E. GOLIK
------------------------------------------------------------------------------------
Donald E. Golik, Senior Vice President and Chief Financial Officer