Form 10-Q
period 2001-09-30
MUELLER PAUL CO
filed 2001-11-13
CIK 68726

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 ___________________________________________ FORM 10-Q

(Mark One)

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended SEPTEMBER 30, 2001, or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ______________________ to ______________________.

Commission File Number: 0-4791

PAUL MUELLER COMPANY __________________________________________________________________________________ (exact name of registrant as specified in its charter)

MISSOURI

_____________________________________________________________________
(state or other jurisdiction of incorporation or organization)

1600 WEST PHELPS ST., P.O. BOX 828
SPRINGFIELD, MISSOURI

_____________________________________________________________________
(address of principal executive offices)

44-0520907 ____________________________ (I.R.S. employer identification no.) 65801-0828 ____________________________ (zip code)

Registrant's telephone number, including area code: (417) 831-3000
__________________________________________________________________________________ (former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]      No  [   ]

Indicate the number of shares outstanding of the issuer's Common Stock as of November 5, 2001:  1,179,721

PART I	--	FINANCIAL INFORMATION

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

PAUL MUELLER COMPANY AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (Dollars in Thousands) (Unaudited)
ASSETS	Sept. 30, 2001 ------------	Dec. 31, 2000 ------------

Current Assets
     Cash
     Available-for-sale investments, at market
     Accounts and notes receivable, less reserve of $474 at September 30, 2001, and
           $690 at December 31, 2000, for doubtful accounts
     Inventories --
           Raw materials and components
           Work-in-process
           Finished goods

     Prepayments

                   Total Current Assets
Other Assets
Property, Plant & Equipment, at cost
     Less -- Accumulated depreciation

	$ 1,360 -- 16,461 $ 6,238 7,116 2,000 ------------ $ 15,354 987 ------------ $ 34,162 3,955 66,308 44,925 ------------ $ 21,383 ------------ $ 59,500 =======	$ 667 582 18,910 $ 7,642 2,913 1,439 ------------ $ 11,994 458 ------------ $ 32,611 3,884 62,814 43,622 ------------ $ 19,192 ------------ $ 55,687 =======
LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
     Accounts payable
     Accrued expenses
     Advance billings

                   Total Current Liabilities
Other Long-Term Liabilities
Contingencies
Shareholders' Investment:
     Common stock, par value $1 per share -- Authorized 20,000,000 shares --
           Issued 1,354,325 shares at September 30, 2001 -- Issued 1,348,325 shares at December 31, 2000
     Preferred stock, par value $1 per share -- Authorized 1,000,000 shares --
           No shares issued
     Paid-in surplus
     Retained earnings

     Less -- Treasury stock, 174,604 shares at September 30, 2001, and December 31,
                      2000, at cost
                 Deferred compensation
                 Accumulated other comprehensive loss

	$ 5,564 6,765 7,821 ------------ $ 20,150 1,991 $ 1,354 -- 4,662 34,173 ------------ $ 40,189 2,562 252 16 ------------ $ 37,359 ------------ $ 59,500 =======	$ 4,619 5,860 3,930 ------------ $ 14,409 1,166 $ 1,348 -- 4,494 37,000 ------------ $ 42,842 2,562 127 41 ------------ $ 40,112 ------------ $ 55,687 =======
The accompanying notes are an integral part of these balance sheets.

PAUL MUELLER COMPANY AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Dollars in Thousands Except Per Share Amounts) (Unaudited)
Three Months Ended September 30		Nine Months Ended September 30
2001 -----------	2000 -----------	2001 -----------	2000 -----------

Net Sales

Cost of Sales

          Gross Profit

Selling, General, and Administrative Expenses

                    Operating Income (Loss)

Other Income (Expense):
          Interest income
          Interest expense
          Other, net

Income (Loss) from Operations before Income Taxes

Provision (Benefit) for Income Taxes

Income (Loss) before Equity in
          Earnings (Loss) of Joint Venture

Equity in Earnings (Loss) of Joint Venture

                    Net Income (Loss)

Basic and Diluted Earnings (Loss) per Common Share

$ 27,384 21,975 ----------- $ 5,409 4,711 ----------- $ 698 $ 23 (2) 70 ----------- $ 91 ----------- $ 789 283 ----------- $ 506 (4) ----------- $ 502 ====== $ 0.42 =====	$ 29,418 23,061 ----------- $ 6,357 5,106 ----------- $ 1,251 $ 119 (4) 75 ----------- $ 190 ----------- $ 1,441 366 ----------- $ 1,075 (6) ----------- $ 1,069 ====== $ 0.92 =====	$ 67,220 54,668 ----------- $ 12,552 13,883 ----------- $ (1,331) $ 99 (21) 170 ----------- $ 248 ----------- $ (1,083) (413) ----------- $ (670) (37) ----------- $ (707) ====== $(0.61) =====	$ 80,473 62,341 ----------- $ 18,132 14,318 ----------- $ 3,814 $ 234 (8) 102 ----------- $ 328 ----------- $ 4,142 1,199 ----------- $ 2,943 33 ----------- $ 2,976 ====== $ 2.55 =====
The accompanying notes are an integral part of these statements.

PAUL MUELLER COMPANY AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Dollars in Thousands) (Unaudited)
Nine Months Ended September 30
2001 ------------	2000 ------------

Cash Flows from Operating Activities:
     Net (loss) income
     Adjustments to reconcile net income to net cash provided (required)
               by operating activities:
          Equity in loss (income) of joint venture
          Bad debt expense
          Depreciation and amortization
          (Gain) on sales of fixed assets
          Changes in assets and liabilities --
               Decrease in interest receivable
               Decrease (increase) in accounts and notes receivable
               (Increase) in inventories
               (Increase) decrease in prepayments
               (Increase) in other assets
               Increase in accounts payable
               Increase in accrued expenses
               Increase in advance billings
               Increase in long-term liabilities

                    Net Cash Provided by Operations

Cash Flows (Requirements) from Investing Activities:
     Proceeds from maturities of investments
     Purchases of investments
     Proceeds from Sale of Equipment
     Additions to property, plant, and equipment

                    Net Cash (Required) by Investing Activities

Cash Flows (Requirements) from Financing Activities:
     Dividends paid

                    Net Cash (Required) by Financing Activities

Net Increase in Cash
Cash at Beginning of Period

                    Cash at End of Period

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for --
          Income taxes
          Interest

$     (707)

37
95
2,253
(42)

1
2,354
(3,360)
(529)
(108)
945
905
3,891
816
------------
$    6,551

$       607
--
289
(4,634)
------------
$   (3,738)

$   (2,120)
------------
$   (2,120)
------------
$       693
667
------------
$    1,360
=======

$         96
$         23

$    2,976

(33)
12
2,042
--

27
(1,808)
(3,168)
78
(2)
1,258
1,738
969
32
------------
$    4,121

$    2,825
(1,075)
4
(2,632)
------------
$      (878)

$   (2,113)
------------
(2,113)
------------
$    1,130
700
------------
$    1,830
=======

$       920
$           9

The accompanying notes are an integral part of these statements.

PAUL MUELLER COMPANY AND SUBSIDIARIES NOTES TO CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2001 AND 2000, AND DECEMBER 31, 2000 (Unaudited)
1.

The condensed financial statements include the accounts of Paul Mueller Company (Registrant) and its wholly owned subsidiaries, Mueller Transportation, Inc., and Mueller Field Operations, Inc. (Companies).  A summary of the significant accounting policies is included in Note 1 to the consolidated financial statements included in the Registrant's annual report on Form 10K for the year ended December 31, 2000.  The dissolution of Mueller International Sales Corporation, a wholly-owned Foreign Sales Corporation, was completed on July 27, 2001.

2.

Inventory is recorded at the lower of cost on a last-in, first-out (LIFO) basis or market.

Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time, interim LIFO determinations, including those at September 30, 2001, must necessarily be based on management's estimate of expected year-end inventory levels and costs.  Since estimates of future inventory levels and prices are subject to many factors beyond the control of management, interim financial results are subject to final year-end LIFO inventory amounts.  Accordingly, inventory components reported for the period ending September 30, 2001, are estimates based on management's knowledge of the Registrant's production cycle, the costs associated with this cycle, and the sales and purchasing volume of the Registrant.

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

Net income (loss)

Shares for basic earnings per common share --
   Weighted average shares outstanding
Effect of restricted stock granted

Shares for diluted earnings per common share --
   Adjusted weighted average shares outstanding

Basic earnings (loss) per common share

Diluted earnings (loss) per common share

	9-30-01 -------------- $ 502,000 ======== 1,168,021 2,424 ------------- 1,170,445 ======== $ 0.42 ==== $ 0.42 ====	9-30-00 -------------- $ 1,069,000 ======== 1,168,021 459 ------------- 1,168,480 ======== $ 0.92 ==== $ 0.92 ====	9-30-01 -------------- $ (707,000) ======== 1,168,021 2,504 ------------- 1,170,525 ======== $(0.61) ==== $(0.61) ====	9-30-00 -------------- $ 2,976,000 ======== 1,168,021 251 ------------- 1,168,272 ======== $ 2.55 ==== $ 2.55 ====
4.

The Registrant has two reportable segments:  Industrial Equipment and Dairy Farm Equipment.  There were no intersegment sales.

Revenues and profitability for each segment for the three months and nine months ended September 30, 2001 and 2000, were as follows:

Three Months Ended September 30 -----------------------------------------------------------------------------------------
		Dairy Farm Equip.		Industrial Equip.		Other / Corporate		Consolidated
	Revenues from external customers Income before income tax	2001 --------- $ 5,237 476	2000 --------- $ 6,332 790	2001 --------- $21,455 251	2000 --------- $22,255 419	2001 --------- $ 692 62	2000 --------- $ 831 232	2001 --------- $27,384 789	2000 --------- $29,418 1,441
Nine Months Ended September 30 -----------------------------------------------------------------------------------------
		Dairy Farm Equip.		Industrial Equip.		Other / Corporate		Consolidated
	Revenues from external customers Income (loss) before income tax	2001 --------- $13,064 1,114	2000 --------- $19,195 3,054	2001 --------- $52,099 (2,395)	2000 --------- $59,069 689	2001 --------- $ 2,057 198	2000 --------- $ 2,209 399	2001 --------- $67,220 (1,083)	2000 --------- $80,473 4,142
5.

The Registrant reports comprehensive income (loss) and its components in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income."  Comprehensive income and its components, net of tax, are summarized below:

				Three Months Ended			Nine Months Ended
	Net income (loss) Gain on investments, net of tax Foreign currency translation adjustment, net of tax Total comprehensive income (loss)			9-30-01 -------------- $ 502,000 -- (34,000) -------------- $ 468,000 ========		9-30-00 -------------- $ 1,069,000 11,000 24,000 -------------- $ 1,104,000 ========	9-30-01 -------------- $ (707,000) 16,000 9,000 -------------- $ (682,000) ========	9-30-00 -------------- $ 2,976,000 44,000 8,000 -------------- $ 3,028,000 ========
6.	The Registrant has a $6,000,000 bank-borrowing facility that expires on May 31, 2002. As of September 30, 2001, there were no outstanding borrowings under the facility.
7.

The results for the three months and nine months ended September 30, 2001 and 2000, reflect the adoption of Financial Accounting Standards Board's Emerging Issues Task Force (EITF) Pronouncement No. 0-10, "Accounting for Shipping and Handling Fees and Costs."  This pronouncement requires that shipping and handling costs (freight) be included within net sales.  For the three months and nine months ended September 30, 2001, the effect of adopting this pronouncement increased net sales by $671,000 and $1,922,000, respectively.  For the three months and nine months ended September 30, 2000, the effect of adopting this pronouncement increased net sales by $804,000 and $2,088,000, respectively.  The same amounts for each period were included as freight expense within cost of sales.

8.

The Registrant and its subsidiaries are involved in legal proceedings incident to the conduct of their business.  It is management's opinion that none of these matters will have a materially adverse effect on the consolidated financial position, results of operations, or cash flows.

The Registrant and the Sheet Metal Workers Union, Local 208, agreed to a new three-year labor contract effective April 7, 2001.  However, one case involving a minor issue remains before the National Labor Relations Board, and the final determination of the case may take a year.  Management believes, based on an evaluation by counsel, that there is no material financial exposure to the Registrant.

PAUL MUELLER COMPANY AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATING RESULTS AND FINANCIAL CONDITION

The following is Management's discussion and analysis of the significant factors that have affected the Companies' earnings during the periods included in the accompanying Consolidated Condensed Statements of Income.

The information discussed below in Management's Discussion and Analysis of Operating Results and Financial Condition contains statements regarding matters that are not historical facts, but rather are forward-looking statements.  These statements are based on current financial and economic conditions and current expectations and involve risk and uncertainties.  Actual future results may differ materially depending on a variety of factors.  These factors, some of which are identified in the discussion accompanying such forward-looking statements, include, but are not limited to, milk prices paid to dairy farmers, feed prices, weather conditions, dairy farm consolidation and other factors affecting the profitability of dairy farmers, the price of stainless steel, actions of competitors, the Registrant's execution of internal performance plans, economic conditions in the U.S. and in key export markets, the level of capital expenditures in the U.S. economy, and other changes to business conditions.

OPERATING RESULTS

Consolidated net sales for the quarter ended September 30, 2001, were $2,034,000 less when compared to the quarter ended September 30, 2000.  Sales of Industrial Equipment were lower by $800,000, while sales of Dairy Farm Equipment declined by $1,095,000 when comparing the third quarter of 2001 to the third quarter of 2000.  The most significant factor affecting the Industrial Equipment segment performance has been the declining activity in the manufacturing sector.  The weak economic conditions have adversely affected the Industrial Equipment segment, as businesses have sharply reduced capital expenditures in view of weak earnings results.  As a result, order entry for the Industrial Equipment segment continued the trend of the first two quarters and was down by about 39% for the third quarter of 2001 versus the third quarter of 2000.  In contrast to the lower sales for the Industrial Equipment segment during the third quarter of 2001, the third quarter of 2000 included sales for a large biopharmaceutical project amounting to $4,166,000.  The Dairy Farm Equipment segment experienced lower sales in both the domestic and export markets during the third quarter of 2001 versus the third quarter of 2000.  This was primarily due to the backlog of Dairy Farm Equipment, which was 45% lower at June 30, 2001, compared to June 30, 2000.  Additionally, domestic sales have been adversely affected by lower milk production, as feed quality has been affected by adverse weathers conditions and the high price of replacement milk cows, which has hampered herd expansion.  Export sales of Dairy Farm Equipment have been unfavorably affected during 2001 by the strength of the U.S. dollar and the effects of foot-and-mouth disease in key European markets.

The gross profit rate for the three months ended September 30, 2001, was 19.8% versus 21.6% for the three months ended September 30, 2000.  The lower gross profit rate was attributable to the lower sales volume and lower margins.  Margins have been unfavorably affected by the weak economic conditions, particularly in the Industrial Equipment segment where prices have been extremely competitive for the projects available.  Also during the third quarter of 2001, the manufacturing burden absorption was adversely affected due to the cancellation of two Processing Equipment projects, which reduced the workload in the shop.  This had the effect of reducing the gross profit rate.  The gross profit rate was favorably affected during the third quarter of 2001, as the LIFO reserve was reduced by $500,000 due to the impact of lower stainless-steel prices.  Conversely, the gross profit rate for the third quarter of 2000 was adversely affected by an increase to the LIFO reserve of $580,000 due to the rapidly escalating price of stainless steel, which occurred during 2000.

Selling, general, and administrative expenses decreased by about 8% during the third quarter of 2001 compared to the third quarter of 2000.  The decrease was due to lower expenditures for manufacturers' representative's commissions, travel, and consulting fees.

Other income for the three months ended September 30, 2001, was less than the three months ended September 30, 2000, as interest income was less due to a lower level of investable funds.

The effective tax rate for the three months ended September 30, 2001 and 2000, varied from the statutory tax rate (34%) primarily as a result of tax credits.

Sales for the nine months ended September 30, 2001, were $67,220,000 versus $80,473,000 for the nine months ended September 30, 2000.  Sales of Industrial Equipment declined by $6,970,000, while sales of Dairy Farm Equipment decreased by $6,131,000.  The decline in Industrial Equipment sales was primarily due attributable to the economic conditions that have adversely affected capital expenditures and resulted in an order entry that is more than 20% lower for the first nine months of 2001 compared to the first nine months of 2000.  The decline has been most pronounced in Processing Equipment, where projects are competitively bid among several fabricators.  Conditions have been extremely competitive for the projects that are available, which has affected profitability.  The primary factor affecting Dairy Farm Equipment segment sales for the nine months of 2001 versus 2000 was a backlog at the beginning of 2001 that was 72% lower than the backlog at the beginning of 2000.  Additionally, order entry for the first nine months of 2001 has been more than 7% lower than during the first nine months of 2000.  Domestic sales of Dairy Farm Equipment were 30% lower for the first nine months of 2001 compared to the first nine months of 2000.  The decrease was due to relatively flat milk production due to adverse weather conditions, which have affected production and the quality of feed, and the high cost of cows for herd replacement, which has hampered expansion.  Export sales of Dairy Farm Equipment through September 30, 2001, were 36% lower than the same period of a year ago.  This was due to the effect of the strong dollar and the foot-and-mouth disease in key European markets.

The gross profit rate for the nine months ended September 30, 2001 and 2000 was 18.7% and 22.5%, respectively.  The decrease in the gross profit rate was due to the 16% decrease in sales and lower margins.  As mentioned above, the economic conditions have had a significant impact on the Industrial Equipment segment, as a reduction in capital expenditures has resulted in fewer projects being available.  Consequently, pricing has been extremely competitive and margins have been adversely affected.  The gross profit rate for the nine months ended September 30, 2001, was favorably affected by a reduction of the LIFO reserve of $800,000 due to significantly lower stainless-steel prices.  On the other hand, the gross profit rate for the nine months ended September 30, 2000, was adversely affected by an increase in the LIFO reserve of $1,710,000 due to the effect of higher stainless-steel prices.

Selling, general, and administrative expenses were lower by 3% for the three quarters ended September 30, 2001 compared to the same period of a year ago.  Lower expenditures were incurred for manufacturers' representative commissions, consulting fees, and sales literature.

Other income for the nine months ended September 30, 2001, was lower compared to the nine months ended September 30, 2000, as interest income was lower due to a lower level of investable funds.

The effective tax rate for the nine months ended September 30, 2001 and 2000, varied from the statutory tax rate (34%) primarily due to tax credits.

The Registrant's share of the loss from the joint venture for the nine months ended September 30, 2001, was $37,000 compared to income of $33,000 for the nine months ended September 30, 2000.  The variance in income is due to the economic conditions in Mexico, which are similar to those in the U.S.  Consequently, pricing is very competitive and profitability has suffered as a result.

The Registrant and the Sheet Metal Workers Union, Local 208, reached agreement on a new labor contract effective April 7, 2001.  The new contract covers three years and includes all of the provisions of the Registrant's last and final offer.  However, one case involving a minor issue remains pending before the National Labor Relations Board; but management believes, based on an evaluation by counsel, that there is no material financial exposure to the Registrant.

Market risks relating to the Registrant's operations result primarily from changes in foreign-exchange rates and interest rates, as well as stainless-steel prices.  The Registrant periodically enters into foreign-exchange forward contracts or spot contracts to hedge the exposure to foreign-currency-denominated purchase transactions.  Forward contracts generally have maturities of less than three months.  Foreign-currency-denominated purchases were $1,245,000 and $1,597,000 for the nine months ended September 30, 2001 and 2000, respectively.  There were no foreign-exchange forward contracts outstanding at September 30, 2001 and 2000.  There were foreign currencies held at September 30, 2000, amounting to approximately $4,000 for payment of foreign-currency-denominated vendor invoices.  The Registrant's financial instruments at September 30, 2000, that were exposed to interest-rate risks, consisted of available-for-sale investments that were recorded at market value.  Available-for-sale investments were maintained in high-quality securities that consisted of a taxable bond fund.  Unrealized holding gains and losses were not material as of September 30, 2000; and there were no significant realized gains or losses during the nine months ended September 30, 2000.  The Registrant does not use financial instruments for trading purposes.  The risk of increases in stainless-steel prices for significant Industrial Equipment segment projects that extend over several months is managed by contracting for the stainless steel at the time the project is obtained.

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

Looking to the balance of 2001, there are factors that could affect the results of operations.  The presence of foot-and-mouth disease, particularly in Europe, may continue to have an adverse effect on sales of Dairy Farm Equipment in that market.  Additionally, if outbreaks occur in other areas of the world, particularly in North and South America and in Asia, it may have a significant adverse effect on sales of Dairy Farm Equipment in those markets.  Domestically, the weak economy is expected to reduce the demand for milk products, and milk prices are expected to weaken.  While feed costs remain low, the cost of replacement cows is expected to remain high, which will limit dairy expansions.  The current economic slump and the related decrease in capital expenditures has had a significant adverse effect on the Industrial Equipment segment, and order entry is approximately 20% lower for the first nine months of 2001 compared to the first nine months of 2000.  Additionally, conditions have been very competitive, particularly with respect to price and delivery; and these factors may adversely affect the profitability of the Industrial Equipment segment for the balance of the year.

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

The backlog of sales at September 30, 2001, was $28,728,000 compared to $31,703,000 at December 31, 2000, and $28,700,000 at September 30, 2000.  The level of backlog, at any particular point in time, is not necessarily indicative of the future operating performance of the Registrant in the following quarter due to the long manufacturing or fabrication cycle for some projects.  Orders in the backlog are subject to delays in completion and/or holds at the request of the customer, and this could have a significant impact on quarterly results.  The September 30, 2001, backlog represents orders that will be completed and shipped over the next twelve months.

The following Statements of Financial Accounting Standards (SFAS) are not expected to have a material effect on the Registrant's financial position or results of operations:
SFAS No. 141:	"Business Combinations" issued in June 2001 and effective July 1, 2001
SFAS No. 142:	"Goodwill and Other Intangible Assets" issued in June 2001 and effective for the Registrant's 2002 calendar year
SFAS No. 143:	"Accounting for Asset Retirement Obligations" issued in June 2001 and effective for the Registrant's 2002 calendar year
SFAS No. 144:	"Accounting for the Impairment or Disposal of Long-Lived Assets" issued in August 2001 and effective for the Registrant's 2002 calendar year

FINANCIAL CONDITION

The financial condition and the liquidity of the Registrant at September 30, 2001, have not changed significantly since December 31, 2000.  There are no significant commitments for capital expenditures at September 30, 2001.

The Registrant has a $6,000,000 bank-borrowing facility that expires on May 31, 2002.  As of September 30, 2001, there were no borrowings outstanding under the facility.  There are no commitment fees for the facility.  The Registrant intends to renew the facility prior to the expiration date.

PART II -- OTHER INFORMATION
Item 6.	Exhibits and reports on Form 8-K.
	a.	Exhibits
		Exhibit Number ----------	Exhibit -----------------------------------------------------------------------------------	Sequentially Numbered Page ---------------
		(10)	Paul Mueller Company Profit Sharing and Retirement Savings Plan, restated effective April 1, 2001, and adopted by the Registrant on March 28, 2001.	13
	b.	Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended September 30, 2001.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
DATE: November 5, 2001			PAUL MUELLER COMPANY /S/ DONALD E. GOLIK ____________________________________________ Donald E. Golik, Senior Vice President and Chief Financial Officer