Form 10-K405
period 2001-12-31
MUELLER PAUL CO
filed 2002-03-21
CIK 68726

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________________________________________

FORM 10-K

[X]     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 2001

Commission File Number:  0-4791

PAUL MUELLER COMPANY
______________________________________________________________
(exact name of registrant as specified in its charter)

MISSOURI
___________________________________________
(state or other jurisdiction of incorporation or organization)

1600 W. PHELPS ST., SPRINGFIELD, MISSOURI
___________________________________________
(address of principal executive offices)

44-0520907 ________________________________ (I.R.S. employer identification no.) 65802 ________________________________ (zip code)

(417) 831-3000
______________________________________________________________
(the registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

___________________________________________ (title of each class)	________________________________ (name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock par value $1 per share
______________________________________________________________
(title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]      No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:    [X]

The aggregate market value of the voting stock of the Registrant held by nonaffiliates on February 28, 2002, was $30,038,566.  As of March 8, 2002, there were 1,179,721 shares of common stock, $1 par value, of the Registrant outstanding.

Portions of the Proxy Statement for the annual meeting of shareholders to be held May 6, 2002, are incorporated by reference into Part III.

PART I

ITEM 1.  --  DESCRIPTION OF BUSINESS

A.    GENERAL DEVELOPMENT OF BUSINESS

        The Registrant was incorporated under the laws of Missouri in 1946 as the successor to a business begun in 1940 to perform general sheet metal work, primarily for the building industry.  In the mid-1940's, the Registrant expanded its operations to include the manufacture of poultry processing equipment and stainless steel cheese-making vats for dairy plants.  The Registrant, in 1955, began manufacturing stainless steel milk coolers for dairy farms and in 1960 began manufacturing stainless steel storage tanks and discontinued its sheet metal operations.  The Registrant purchased a water-purification product line in January 1987.  Today, the Registrant is one of the world's largest manufacturers of milk coolers for dairy farms.  The Registrant is also one of the nation's leading manufacturers of custom-made stainless steel processing equipment for the food, dairy, beverage, chemical, pharmaceutical, and other industries.  The Registrant's products are incorporated into a wide variety of industrial applications, including food and beverage processing, pharmaceutical and chemical processing, water distillation, heat-transfer, HVAC, heat recovery, process cooling, and thermal-energy storage.  The Registrant opened a microbrewery and brewpub operation in December 1997 to showcase its brewery technology capability and expand its marketing of brewery systems.

        The Registrant established a joint venture during 1999 when it acquired 50% of the common stock of Mueller Montaña de Mexico, S.A. de C.V., a Mexican fabricator of processing equipment.

        The Registrant entered into a license, requirements, and manufacturing agreement during 2001 under which it is permitted to manufacture and sell certain heat-transfer products.  The agreement has an initial term of four years and will automatically renew unless either party provides a 180-day notification of nonrenewal.  Additionally, the licensor will purchase all of its requirements for certain heat-transfer products exclusively from the Registrant during the term of the agreement.

B.    FINANCIAL INFORMATION ABOUT SEGMENTS

        Information about the earnings data by segment and sales by product category are covered in Note 6 of the Notes to Consolidated Financial Statements found in Part II, Item 8, and is incorporated herein by reference.

C.    NARRATIVE DESCRIPTION OF BUSINESS

        The Registrant's segments include Dairy Farm Equipment, Industrial Equipment, and Field Fabrication. The Field Fabrication segment, the activities of which were previously included within the Industrial Equipment segment, has now been set out separately.

        The Dairy Farm Equipment segment includes standard products that are built to stock and are available for sale from inventory.  The Dairy Farm Equipment segment sells milk-cooling and storage equipment and accessories, refrigeration units, and heat-recovery equipment for use on dairy farms to independent dealers for resale.  Sales are made to the domestic and export markets.  The Registrant has a license agreement with a Dutch company which allows for the production and sale of milk coolers in Europe and which provides royalties for the Registrant.  The license can be terminated by either party on 60-days written notice.  The Registrant entered into a license agreement in February 1994 under which it acquired the rights to manufacture and market evaporator assemblies used in liquid-ice systems. Under the license agreement, the Registrant is the sole licensee of the technology for milk cooling on dairy farm applications with no minimum annual royalties required.

        The Industrial Equipment segment includes products that are designed and built to customer specifications.  The Industrial Equipment segment sells the following products directly to industrial customers:  food, beverage, chemical, and pharmaceutical processing equipment; tank components; industrial heat-transfer equipment; pure water equipment; thermal-energy storage equipment; and commercial refrigeration equipment.  Food processing equipment includes stainless steel storage and mixing tanks, food processors, cookers and coolers, and a variety of other custom-fabricated tanks. Beverage processing equipment includes stainless steel storage and fermentation tanks, brewhouse equipment, and other special equipment for breweries, wineries, distilleries, and soft-drink bottlers. Chemical and pharmaceutical processing equipment includes stainless steel and other alloy pressure vessels.  Other Industrial Equipment products include water purification equipment, heat-transfer equipment, thermal-energy storage equipment, and commercial refrigeration equipment.  The Industrial Equipment segment includes sales to the domestic and export markets.  The Industrial Equipment segment also sells components to the Field Fabrication segment.

        The Registrant entered into the following two license agreements in prior years that relate to the Industrial Equipment segment:

-     The Registrant entered into a license agreement in February 1994 under which it acquired the rights to manufacture and market evaporator assemblies used in liquid-ice systems.  The agreement provides the Registrant an exclusive license to manufacture and to sell or to sublicense its rights for the following applications:  HVAC; gas turbine; process cooling of food and chemicals; and concentration of milk, fruit juices, and acid solutions. The exclusive license is restricted to specific territories defined by application. The license is exclusive until expiration of the patents, but may become nonexclusive if royalties fail to equal specified minimum levels for any calendar year.  The Registrant began manufacturing and marketing such equipment in 1995.

-     The Registrant entered into a license agreement in April 1998 under which it acquired the right to manufacture and market cross-flow heat exchangers on an exclusive basis in the U.S. and Canada.  The license is subject to the licensor's nonexclusive right and license to sell cross-flow heat exchangers in the U.S. and Canada for food, dairy, and beverage applications.  The Registrant also has a nonexclusive right to manufacture and sell cross-flow heat exchangers in any country outside the U.S. and Canada.  The agreement has an initial term of five years and will automatically renew unless either party provides a one-year notification of nonrenewal.  The Registrant is required to purchase, only from the licensor, the components necessary to fabricate the cross-flow heat exchanger as long as it has exclusivity.

        The Registrant formed Mueller Field Operations, Inc., a wholly owned subsidiary, during 1998 to perform field-fabrication, installation, and erection services; and the subsidiary comprises the Registrant's Field Fabrication segment. The Field Fabrication segment includes sales of very large, field-fabricated tanks and vessels that cannot be built and shipped from the factory.  Typical projects are large stainless-steel storage tanks for sanitary and industrial process applications. The Field Fabrication segment includes sales primarily to the domestic market.

        Raw materials used in the fabrication of the Registrant's products are readily available from sources in the United States.  The Registrant purchases components from two European vendors under agreements for its heat-transfer product line.

        Patents held by the Registrant generally are not considered significant to the successful conduct of each segment's business.  Trademarks are registered under the Registrant's name for certain products sold in the Industrial Equipment segment and for the products sold in the Dairy Farm Equipment segment in the key markets served by the Registrant.  Trademarks are considered significant to the successful conduct of the Dairy Farm Equipment segment business.  Key license agreements that are maintained by the Registrant have been discussed above in this Section C above.

        In general, the seasonality of the Registrant's business segments is not material.

        The Registrant carries a significant inventory of standard sizes of stainless steel coil and plate used in the manufacture of its products.  For large Industrial Equipment orders and Field Fabrication projects that will be completed over several months, stainless steel is specifically purchased for the project when the project is secured. The Registrant provides extended payment terms primarily for export orders with payment secured generally by a letter of credit and to qualifying domestic Dairy Farm Equipment dealers.  The Registrant requires down payments and/or progress payments on significant Industrial Equipment and Field Fabrication orders.

        Sales of the Registrant's products are distributed among several customers, and sales to any one customer are not significant to total consolidated sales.  Sales to any one customer did not exceed 10% of the Registrant's consolidated sales during 2001.  The Dairy Farm Equipment segment has a customer, the loss of which may have an adverse effect on the segment's profitability if the sales volume cannot be replaced.

        The backlog of sales was approximately $32,841,000, at February 28, 2002, compared to approximately $35,231,000 at February 28, 2001.  It is anticipated that substantially all of the February 28, 2002, backlog will be shipped during the current fiscal year.

        In the Industrial Equipment segment, there are several competitors, most of which are smaller than the Registrant.  Many Industrial Equipment projects are bid among several possible suppliers, which tends to make pricing very competitive.  In the Dairy Farm Equipment segment, there are relatively few competitors, and the Registrant is one of the largest manufacturers of dairy farm milk coolers in the world. In the Field Fabrication segment, there are relatively few competitors, as the market for products supplied is narrow in scope.  For all segments, the principal methods of competition are price, quality, delivery, and service.

        The price of stainless steel remained relatively stable during 2001.  However, mills were adversely affected by the recessionary conditions and are expected to push for price increases during 2002; and as the economy strengthens, this will become more likely.  However, it does not appear that the price of stainless steel will increase substantially as it did during 2000, and stainless steel prices are not anticipated to be a major factor during 2002.

        The Registrant spent $981,600 in 2001, $1,044,800 in 2000, and $1,100,000 in 1999 on research activities relating to the development of new products or services and the improvement of existing products or services.  Thirteen full-time administrative employees are engaged in this activity.

        It is not anticipated that compliance with Federal, State, and local laws and regulations, which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, will have a material effect upon the capital expenditures, earnings, or competitive position of the Registrant and its subsidiaries.

        The total number of employees at December 31, 2000, was 910 for the Registrant and its wholly owned subsidiaries.

        The Registrant and Sheet Metal Workers' Union, Local No. 208, reached agreement on a new labor contract effective April 7, 2001.  The contract extends over three years and includes all the provisions of the Registrant's last and final offer.  The Union filed unfair labor practice charges during the course of its strike that ended in December of 2000.  Two cases involving minor issues remain pending before the NLRB, and the final determination may take a year.  Management believes, based on evaluation by counsel, that there is no material financial exposure to the Registrant.

D.    FINANCIAL INFORMATION ABOUT FOREIGN AND
        DOMESTIC OPERATIONS AND EXPORT SALES

        Information about the amounts of export sales is covered in Note 6 of the Notes to Consolidated Financial Statements found in Part II, Item 8, and is incorporated herein by reference.

ITEM 2.  --  PROPERTIES

The Registrant's primary domestic manufacturing facilities are located in Springfield, Missouri, and occupy approximately 721,000 square feet on 50 acres of land.  These facilities are owned by the Registrant, as is all of the equipment it uses.  The original section of the present Springfield plant was built in 1950 and consisted of 23,720 square feet.  Since then, the Registrant has added to this facility many times in the course of a continuing program for enlarging and modernizing its facilities and increasing its capabilities.  An addition of approximately 14,100 square feet was made in 1981.  The latest addition of about 6,000 square feet was made in 1999.

In February 1987, the Registrant acquired an additional manufacturing facility in Osceola, Iowa, which contains approximately 213,000 square feet.

In February 1997, the Registrant purchased land and a building, which contains about 21,000 square feet, in downtown Springfield, Missouri, for the purpose of operating a microbrewery and brewpub.

ITEM 3.  --  LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business or matters for which insurance coverage is adequate, which involves the Registrant, nor is any director, officer, or any management security holder involved in any litigation that could adversely affect the Registrant.

ITEM 4.  --  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant did not submit any matter to a vote of security holders, through a solicitation of proxies or otherwise, during the fourth quarter of 2001.

ITEM 10.  (from PART III)  --  EXECUTIVE OFFICERS OF THE REGISTRANT

Name -------------------------- Paul Mueller (1) Daniel C. Manna (1) Donald E. Golik (1)	Age ----- 86 55 58

               Position(s) with the Registrant
-----------------------------------------------------------
Chairman of the Board and Director
President and Director
Senior Vice President & Chief Financial Officer,
          Secretary & Director

(1) Individual has been employed by the Registrant for more than the past five years.

Each of the above officers was elected to serve until the next annual meeting of the Board of Directors, which will be held on May 6, 2002, and until his successor shall have been duly elected and qualified or until his earlier resignation or removal.

PART II

ITEM 5.  --  MARKET PRICE FOR THE REGISTRANT'S COMMON STOCK AND
                     RELATED SECURITY HOLDER MATTERS

The Registrant's common stock is traded on The Nasdaq Stock Market (Registered) under the symbol MUEL.  As of December 31, 2001, there were approximately 250 shareholders of record and approximately 600 beneficial shareholders.

Market high and low prices and quarterly cash dividends in 2001 and 2000 were as follows:

	2001 Quarter Ended -----------------------------------------				2000 Quarter Ended ---------------------------------------
Market Price of Stock High Low Cash Dividends Declared per share	3-31 ------ 34 26 $0.60	6-30 ------ 33 25 1/4 $0.60	9-30 ------ 35 26 1/2 $0.60	12-31 ------ 30 1/2 26 3/8 $0.60	3-31 ------ 31 26 $0.60	6-30 ------ 29 21 $0.60	9-30 ------ 29 7/8 23 5/8 $0.60	12-31 ------ 29 22 1/2 $0.60

ITEM 6.  --  SELECTED FINANCIAL DATA

Net sales Net income (loss) Basic & diluted earnings (loss) per common share Common shares outstanding Dividends declared per common share Total assets Long-term debt	2001 ---------------- $ 94,288,219 $ (1,359,840) $ (1.16) 1,179,721 $ 2.40 $ 54,755,309 $ 162,366	2000 ---------------- $105,182,134 $ 3,847,397 $ 3.29 1,173,721 $ 2.40 $ 55,687,051 $ 162,366	1999 ---------------- $ 95,176,678 $ 1,870,659 $ 1.60 1,174,021 $ 2.40 $ 55,622,768 $ 162,366	1998 ---------------- $ 92,876,967 $ 3,134,301 $ 2.68 1,168,021 $ 2.40 $ 55,137,271 $ 161,434	1997 ---------------- $ 89,123,684 $ 2,944,540 $ 2.52 1,168,021 $ 2.40 $ 56,547,290 $ 161,434

ITEM 7.  --  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     OPERATING RESULTS AND FINANCIAL CONDITION

Certain information discussed in Management's Discussion and Analysis of Operating Results and Financial Condition contains statements regarding matters that are not historical facts, but rather are forward-looking statements.  These statements are based on current financial and economic conditions and current expectations, and they involve risk and uncertainties.  Actual future results may differ materially, depending on a variety of factors.  These factors, some of which are identified in the discussion accompanying such forward-looking statements, include, but are not limited to, milk prices, feed costs, weather conditions, dairy farm consolidation and other factors affecting the profitability of dairy farmers, the price of stainless steel, actions of competitors, labor strife, the Registrant's execution of internal performance plans, economic conditions in key export markets, the level of capital expenditures in the U.S. economy, and other changes to business conditions.

OPERATING RESULTS

SALES  --  Comparative consolidated sales for the past three years were $94,288,000 in 2001, $105,182,000 in 2000, and $95,177,000 in 1999.  The decrease in sales between 2001 and 2000 was the most significant factor contributing to the variance in results between the years.

Sales by segment for the three years ended December 31, 2001, were:

Dairy Farm Equipment Industrial Equipment Field Fabrication	2001 ---------------- $ 18,116,000 $ 64,519,000 $ 15,698,000	2000 ---------------- $ 23,818,000 $ 74,139,000 $ 7,374,000	1999 ---------------- $ 23,946,000 $ 64,527,000 $ 6,215,000

Sales of Dairy Farm Equipment were lower in both the domestic market and the international market during 2001 compared to 2000.  Domestic sales were down by 22% from the prior year, while export sales were lower by 30%.  This was consistent with the reduction in milk cooler unit sales, which were down 31% and 34%, respectively.

Although the milk price was very favorable during 2001, other factors contributed to the decrease in domestic sales of Dairy Farm Equipment.  The backlog of Dairy Farm Equipment at the beginning of 2001 was $1,759,000, or a decline of 72% from the prior year backlog.  Additionally, milk production for 2001 was lower than during 2000 due to weather conditions that adversely affected both the production per cow and the quality of feed available.  Also, very aggressive pricing for Dairy Farm Equipment by a competitor during 2001 had an adverse effect on sales.  Furthermore, the very high cost of replacement heifers limited the expansion of dairy operations and the need for additional milk-cooling and storage capacity.

The largest factor contributing to the decline in export sales of Dairy Farm Equipment during 2001 as compared to 2000 was the strength of the U.S. dollar.  In addition, the outbreak of foot-and-mouth disease in Europe effectively closed those markets for Dairy Farm Equipment for most of 2001.  A substantially lower backlog at the beginning of 2001, compared to the previous year backlog, also contributed to lower sales.

Sales of Dairy Farm Equipment were down slightly during 2000 compared to 1999.  Domestic sales of Dairy Farm Equipment declined by 7% during 2000, while export sales were higher than during the previous year.  The primary factor affecting sales of domestic Dairy Farm Equipment during 2000 was the milk price paid to farmers.  Domestic milk production, once again, grew significantly in 2000 after a very strong year in 1999.  The effect of the high level of production was a surplus of milk that led to a major decrease in the milk price.  The average milk price was 21.5% less during 2000 than during 1999.  Although feed prices remained favorable, the reduction in the milk price led to the decline in sales of milk-cooling and storage equipment in the domestic market.

Export sales of Dairy Farm Equipment, on the other hand, experienced an increase of 27% during 2000, with a 35% increase in the number of milk-cooling units sold.  The increase in export sales during 2000 was achieved in countries in North America and Asia, where exchange rates were relatively stable. Additionally, expanded market coverage in those countries also contributed to higher sales, as did the significantly higher backlog at the beginning of 2000 versus the beginning of 1999.

For 2002, the average milk price in the domestic market is expected to be lower than the average price for 2001.  Milk production is expected to increase slightly due to continuing favorable feed costs. However, the high cost of replacement heifers will continue to limit an increase in herd size and milk production.  Although the backlog of Dairy Farm Equipment is higher at December 31, 2001, compared to the beginning of 2001, the lower milk price projected for 2002 is expected to have an adverse effect on order entry and sales and will reduce the likelihood that domestic sales for 2002 will reach the level achieved in 2001.  Export sales of Dairy Farm Equipment for 2002 are expected to improve somewhat over 2001 due to the control of foot-and-mouth disease in Europe and increased sales opportunities in Asia, Mexico, and South Africa.  However, the strength of the U.S. dollar may adversely affect sales in certain key export markets.

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

Sales for the Industrial Equipment segment were $64,519,000 for 2001 versus $74,139,000 for 2000, a decline of 13%.  The decline in Industrial Equipment sales was due exclusively to the recession that led to a significant reduction in capital expenditures during the past year and an order entry level that was 7% lower for 2001 compared to 2000.  The decline was most significant in processing equipment, where projects are competitively bid among several fabricators, and order entry was down by 25%. Conditions were extremely competitive for the projects that were available, which put pressure on prices and margins and adversely affected profitability.  Another significant factor affecting 2001 sales was the beginning backlog for the Industrial Equipment segment.  Exclusive of shop work for the Field Fabrication segment, the backlog was $17,718,000 as of December 31, 2000, down from $27,434,000 from the prior year-end.  The backlog level at the end of 2000 reflected the recessionary conditions that began during the year.  The lower starting backlog, coupled with a decrease in order entry for 2001, led to a reduction in sales for the current year compared to the prior year.

For 2000, the Industrial Equipment segment experienced an increase in sales of almost 15%, or approximately $9,600,000.  One of the most significant factors affecting sales during 2000 was the large beginning backlog of $27,434,000, exclusive of shop work for the Field Fabrication segment. This represented an increase of 37% over the prior year's beginning backlog.  The product lines having the most impact on the increase in sales were pharmaceutical processing equipment and PyroPureTM equipment.  Several large pharmaceutical projects were secured during the year, which contributed to the increase in sales.  A major portion of PyroPure sales for the year was due to an order that was received during 1999 for a modular fluid-media-handling system for installation in a new biopharmaceutical facility.  The project was in excess of $4,000,000 and was completed and delivered to the customer during the third quarter of the year. The successful completion of the project contributed positively to the results for the Industrial Equipment segment during 2000.

Looking forward to 2002, there are predictions that an economic recovery will commence sometime during the year, and the overall growth rate for the U.S. economy is projected to be somewhat higher than during 2001.  However, the outlook for capital expenditures remains negative; and the forecasted capital expenditure growth rate for 2002 is again down considerably, as it was during 2001.  Very competitive conditions exist for the projects that are available, particularly for processing equipment (our largest product line within the Industrial Equipment segment).  We anticipate that this will continue until the economy begins to strengthen.  Margins for Industrial Equipment, and particularly for our traditional tank-shop work, will remain under pressure during 2002 because of the economic slowdown. Competitors are aggressively lowering prices to secure work and maintain their market share.  Exclusive of shop work for the Field Fabrication segment, the backlog for the Industrial Equipment segment at the beginning of 2002 was $25,222,000, or an increase of $7,500,000 over the prior year.  The increase is primarily related to our biopharmaceutical systems products, as many firms in the pharmaceutical and biotechnology industries are continuing to expand their operations.

The price of stainless steel remained relatively stable during 2001.  However, surcharges are expected to increase during 2002 due to the recent increase in and the volatility of the market price of nickel, a key material used in the production of stainless steel.  There is pressure from the mills to raise the price of stainless steel, and increases are expected by mid-year.

Field Fabrication segment sales for 2001 were $15,698,000, an increase over 2000 when sales were $7,374,000.  The primary factor contributing to the increase in sales was the backlog at the beginning of 2001, which was $12,226,000.  Also, sales improved during 2000 to $7,374,000 from $6,215,000 for 1999, the first full year for the field-fabrication activities.  Sales over the past three years have grown, as customers have recognized the capabilities and skills that are available for field-fabrication projects from Mueller Field Operations, Inc., a wholly owned subsidiary, which comprises the Field Fabrication segment.

Sales for the Field Fabrication segment for 2002 will likely be down from 2001 as the backlog at December 31, 2001 was $318,000.  The level of sales for 2002 will depend on both the volume of order entry and the timing, as the length of time from order entry until tanks are completed in the field can be substantial.

Consolidated sales backlog totaled $28,450,000 at December 31, 2001, versus $31,703,000 and $34,533,000 at the end of 2000 and 1999, respectively.  The backlog for the Industrial Equipment segment, exclusive of shop work for the Field Fabrication segment, was $25,222,000, $17,718,000, and $27,434,000 at the end of 2001, 2000, and 1999, respectively.  The backlog for the Dairy Farm Equipment segment was $2,910,000, $1,759,000, and $6,291,000 at the end of 2001, 2000, and 1999, respectively.  Field Fabrication segment backlog was $318,000, $12,226,000, and $808,000 at the end of 2001, 2000, and 1999, respectively.  Substantially all of the December 31, 2001, backlog will be shipped during the current year.

OPERATING INCOME  --  A consolidated loss from operations of $2,696,000 was incurred for 2001 versus a consolidated operating income of $4,517,000 for 2000.  The major factor contributing to the operating loss was the decrease in sales of approximately $10,900,000.  The consolidated gross profit rate for 2001 was 17.2% compared to 22.2% for 2000.  The decline in the consolidated gross profit rate was directly related to the lower sales volume, coupled with a significant decrease in the gross margin rate during 2001 compared to 2000.  The decline in the gross margin rate was directly related to the very competitive conditions during 2001, particularly in the Industrial Equipment segment.  Operating expenses were comparable between 2001 and 2000, and the difference was less than 1%.  During 2001, there was a reduction in the LIFO reserve that had the effect of increasing operating income by $883,000.  In contrast, during 2000, the LIFO reserve was increased by $474,000, which reduced operating income.

On a segment basis, operating income (loss) was as follows for the three years ended December 31, 2001:

Dairy Farm Equipment Industrial Equipment Field Fabrication	2001 ---------------- $ 1,332,000 $ (5,300,000) $ 1,294,000	2000 ---------------- $ 3,631,000 $ 209,000 $ 621,000	1999 ---------------- $ 3,175,000 $ (709,000) $ 675,000

The decrease in operating income for the Dairy Farm Equipment segment during 2001 compared to 2000 was solely related to the decrease in sales volume, as the gross margin rate remained comparable. The significant decline in operating income for the Industrial Equipment segment during 2001 compared to 2000 was directly related to the significant decline in sales of approximately $9,600,000 and a decrease in the gross margin rate.  The reduction in sales volume was directly related to the recession in the capital goods market; and the decline in the gross margin rate was directly related to the very competitive pricing conditions.  The increase in the operating income of the Field Fabrication segment during 2001 compared to 2000 was solely related to the significant increase in sales volume.

The consolidated operating income for 2000 was $4,517,000 versus $3,099,000 for 1999.  The positive effect on profitability of the increased sales volume of $10,005,000 was more than enough to offset the effects of a lower gross margin rate, an unfavorable LIFO provision, and higher operating expenses. The decrease in the gross margin rate was directly related to higher stainless steel prices.  Also, during 2000, the LIFO reserve was increased by $474,000, which directly reduced operating income.  In contrast, there was a reduction in the required LIFO reserve for 1999, which had the effect of increasing operating income by $1,127,000.  Manufacturing burden was also higher for 2000 compared to the prior year, as the variable components of manufacturing burden were greater due to the higher sales volume. Additionally, a much lower work-in-process inventory at December 31, 2000, versus December 31, 1999, contributed to more manufacturing burden being expensed during 2000.  Selling, general, and administrative expenses were greater during 2000 compared to 1999, as expenditures were higher for personnel, warranty and service, and consulting.

The improvement in operating income for the Dairy Farm Equipment segment during 2000 compared to 1999 was due to a reduction in operating expenses.  The improvement in Industrial Equipment segment operating income during 2000 compared to 1999 was directly related to an increase in sales volume and a slight increase in the gross margin rate.  For the Field Fabrication segment, there was a slight decrease in the operating income for 2000 compared to 1999, and this was directly related to a lower gross margin rate, coupled with increased operating expenses.

The profitability of the Industrial Equipment segment is lower than for the other segments, as this segment is more resource-intensive and pricing tends to be very competitive.  Generally, all Industrial Equipment projects are engineered to order, and the projects require much greater support from the sales, engineering, and manufacturing areas, as well as a high degree of skill to fabricate.  Also, the risks of manufacturing are greater because the products are custom designed and built; and the chance of misinterpretation, errors, and mistakes, in general, is much greater than with our other products. Many of the Industrial Equipment projects are bid among several possible suppliers, which tends to make pricing very competitive.

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

OTHER INCOME (EXPENSE)  --  Interest income was $199,000 for 2001 versus $294,000 for 2000. The decline was due to a lower level of investable funds and lower interest rates during 2001 compared to 2000.  The 2000 average level of investable funds was lower than 1999, which resulted in lower interest income.  Other, net for 2001 was higher than for 2000 due to an increase in miscellaneous income items.

The significant difference between other, net for 2000 and for 1999 was a lawsuit settlement during 1999.  The Registrant was a defendant in a breach-of-contract/breach-of-warranty lawsuit concerning reactor vessels sold in 1992 (Alcon Laboratories, Inc. versus Paul Mueller Company).  The Registrant received an adverse decision at the trial in September of 1997, and the final judgment awarded damages, interest, and attorney's fees totaling $1,700,000 to the plaintiff.  The decision also provided that interest, at 10% compounded annually, would accrue on the judgment amount until paid.  Management believed the decision was incorrect and, based on advice of legal counsel, appealed the decision.  A decision on the appeal was rendered by the Court of Appeals on May 27, 1999, and the trial court's decision was upheld. After consultation with legal counsel, the Registrant decided not to pursue an additional appeal.  On June 21, 1999, the Registrant was able to reach a settlement with Alcon Laboratories, Inc., in the amount of $1,875,000.  As a result of the settlement, the Registrant increased its reserve in 1999 by $734,000 to fully accrue for its liability.

PROVISION FOR INCOME TAXES  --  The effective tax rates for 2001, 2000, and 1999 were (43.1%), 21.2%, and 23.1%, respectively; and they were below the statutory rate (34%) due primarily to tax credits and the lower effective tax rate for the foreign sales corporation.

JOINT VENTURE  --  The Registrant's share of the loss from the 50%-owned Mexican joint venture for 2001 was $99,000 compared to income of $72,200 for 2000.  The variance in income was due to the recessionary conditions in Mexico, which resulted in a decrease in sales.  Also, pricing was very competitive; and with a decrease in sales volume, profitability suffered.

For 2000, the results of the joint venture were favorable due to a high level of sales and favorable margins; in contrast, the volume of sales during 1999 was down, as were margins.

OTHER  --  The Registrant and the Sheet Metal Workers Union, Local No. 208, reached agreement on a new labor contract effective April 7, 2001.  The new contract extends over three years and includes all of the provisions of the Registrant's last and final offer.  However, two cases involving minor issues as a result of the strike that ended in December 2000 remain pending before the National Labor Relations Board; but management believes, based on an evaluation by counsel, that there is no material financial exposure to the Registrant.

FINANCIAL CONDITION

LIQUIDITY -- CAPITAL RESOURCES  --  Working capital was $12,666,000 as of December 31, 2001, compared to $18,202,000 as of December 31, 2000.  The current ratio, a measure of liquidity, was 1.74 as of December 31, 2001, versus 2.26 as of December 31, 2000.  The Registrant has no significant amount of long-term debt.

Net cash provided by operations was $8,088,000 in 2001 compared to $4,525,000 in 2000 and $2,928,000 in 1999.  The 2001 cash flow was primarily attributable to depreciation, decreases in accounts receivable and inventory, and an increase in advance billings.  The 2000 cash flow was primarily attributable to net income, depreciation and amortization, and an increase in accounts payable.  The 1999 cash flow was primarily attributable to net income, depreciation and amortization, and an increase in advance billings.

Capital expenditures for the most recent three years were $4,900,000 in 2001, $3,510,000 in 2000, and $2,520,000 in 1999.  Capital expenditures during the three years ended December 31, 2001, included a substantial portion to improve production efficiency and to reduce throughput time.  The level of capital expenditures for 2002 is initially planned at approximately $3,000,000, and approximately $1,530,000 has been committed.  Anticipated expenditures will be primarily for critical equipment to enhance capabilities, maintain quality, and improve efficiency.

The Registrant has a $6,000,000 banking facility that expires on May 31, 2002; and there were no borrowings under the facility at December 31, 2001 or 2000.  Of the amount available, $1,000,000 is reserved for the issuance of standby letters of credit by the Registrant, and the remaining $5,000,000 is available for borrowing.  Management intends to renew the facility prior to the expiration date. Management believes that cash flow provided by operations will continue to be sufficient to satisfy the Registrant's working capital requirements, normal capital expenditure levels, and anticipated dividends. A policy of requiring down payments and/or progress payments on large projects provides a favorable effect on cash flow.  Management expects that internally generated funds will be sufficient to finance operations, and this is consistent with historical performance.

A significant economic downturn could lead to contraction of the business, which would have an adverse impact on liquidity.  If that were to occur, the Registrant would restructure its operations to insure that cash flow from operations would be sufficient to maintain an appropriate level of liquidity.

The following tables contain disclosures concerning certain contractual obligations and commercial commitments outstanding as of December 31, 2001:

Contractual Cash Obligations		Payments Due by Period --------------------------------------------------------------------
Long-term debt Capital lease obligations Operating leases Purchase obligations Other long-term obligations Total contractual cash obligations	Total ------------- $ -- -- 1,133,800 1,529,500 -- ------------- $2,663,300 ========	Less than 1 Year -------------- $ -- -- 242,200 1,529,500 -- -------------- $ 1,771,700 ========	1 - 3 Years -------------- $ -- -- 424,900 -- -- -------------- $ 424,900 ========	4 - 5 Years -------------- $ -- -- 374,000 -- -- -------------- $ 374,000 ========	After 5 Years ------------- $ -- -- 92,700 -- -- ------------- $ 92,700 =======
Other Commercial Commitments		Amounts of Commitment Expiration per Period --------------------------------------------------------------------
Lines of Credit Standby letters of credit Standby repurchase obligations Other commercial commitments Total commercial commitments	Total Amounts Committed ------------- $ -- 440,300 -- -- ------------- $ 440,300 ========	Less than 1 Year -------------- $ -- 390,000 -- -- -------------- $ 390,000 ========	1 - 3 Years -------------- $ -- 50,300 -- -- -------------- $ 50,300 ========	4 - 5 Years -------------- $ -- -- -- -- -------------- $ -- ========	After 5 Years ------------- $ -- -- -- -- ------------- $ -- =======

Market risks relating to the Registrant's operations result primarily from changes in foreign-exchange rates and stainless steel prices.  The Registrant periodically enters into foreign-exchange forward or spot contracts to hedge the exposure to foreign-currency-denominated purchase transactions.  Forward contracts generally have maturities of less than three months.  Foreign-currency-denominated purchases were approximately $1,900,000, $2,800,000, and $3,300,000 for 2001, 2000, and 1999, respectively. There were no foreign-exchange forward contracts outstanding or foreign currencies held at December 31, 2001 or 2000.  The risk of significant changes in stainless steel pricing for large projects that extend over several months is managed by contracting for the stainless steel at the time the project is obtained.

Concentration of credit risk, with respect to receivables, is limited due to the large number of customers and their dispersion across a wide geographic area.  The Registrant performs credit evaluations of all new customers and periodically reviews the financial condition of existing customers.  For large projects, down payments and/or progress payments are generally required based on the dollar value of the order and customer creditworthiness.  Foreign receivables generally are secured by irrevocable letters of credit confirmed by major U.S. banks.

ACCOUNTING POLICIES  --  The critical accounting policies with respect to the Registrant's financial statements are those related to revenue recognition, inventories, and depreciation.

Revenue from sales of fabricated products is recognized upon passage of title to the customer.  Passage of title to products may occur at the time of shipment from the Registrant's dock, at the time of delivery at the customer's location, or when tanks are completed in the field and accepted by the customer.  The Registrant uses the units-of-delivery method for recognizing revenue for large projects that involve the fabrication of multiple tanks or vessels.  With this method, revenue is recognized as units are completed and shipped or delivered to the customer or completed and accepted by the customer for field projects. This method is a modification of the percentage-of-completion method of accounting for contracts.  The applicable manufacturing cost of each unit is identified and charged to the cost of sales as the revenue is recognized.  Additionally, reviews are performed monthly to insure that there are no realization problems for projects that are in process.  If there are, the projected loss is recognized and recorded at the time it is identified.  Down payments and progress payments made by customers under certain contracts are included in advance billings on the Consolidated Balance Sheets.  The advance billings are not recognized as sales until product is shipped, delivered, or accepted by the customer in accordance with the applicable contract.

The Registrant's inventories are recorded at the lower of cost on a last-in, first-out (LIFO) basis, or market.  Cost of subsidiary inventories is determined on a first-in, first-out (FIFO) basis; and they are not significant to the consolidated inventory.  The LIFO method provides a better match of current costs with current revenues in the statement of income.  Additionally, the LIFO method produces substantial current tax savings, with the effects of inflation flowing through cost of sales.  Because the inventory determination under the LIFO method can only be made at the end of each year based on inventory levels and costs at that time, interim LIFO determinations must necessarily be based on management's estimate of expected year-end inventory levels and costs.  Such estimates of future inventory levels and prices are subject to many factors beyond the control of management.  Interim financial results are subject to the final year-end LIFO inventory amounts; and due to historical volatility of stainless steel prices and inventory quantities, it is difficult to accurately project the appropriate inventory adjustment for each year.

The Companies provide for depreciation expense for property, plant, and equipment using principally the double-declining-balance method for new items and the straight-line method for used items.  Under the double-declining-balance method, depreciation expense is charged to the statement of income on an accelerated basis but, at the same time, produces current tax savings.

The following recently released Statements of Financial Accounting Standards (SFAS) are not expected to have a material effect on the Registrant's financial position or results of operations:

SFAS No. 141:	"Business Combinations" issued in June 2001 and effective July 1, 2001
SFAS No. 142:	"Goodwill and Other Intangible Assets" issued in June 2001 and effective for the Registrant's 2002 calendar year
SFAS No. 143:	"Accounting for Asset Retirement Obligations" issued in June 2001 and effective for the Registrant's 2002 calendar year
SFAS No. 144:	"Accounting for the Impairment or Disposal of Long-Lived Assets" issued in August 2001 and effective for the Registrant's 2002 calendar year

ITEM 7.A.  --  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Certain information concerning market risk is set forth in Item 7, page 12, and is incorporated herein by reference.  Other disclosure requirements are not submitted because they are not applicable or they are not material.

ITEM 8.  --  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2000

ASSETS

Current Assets:
     Cash and cash equivalents
     Available-for-sale investments, at market
     Accounts and notes receivable, less reserve for doubtful accounts of $382,106 in 2001 and  $689,831 in 2000
     Inventories:  Raw materials and components
                          Work-in-process
                          Finished goods

     Prepayments

                   Total Current Assets
Property, Plant and Equipment (at cost):
     Land and Land improvements
     Buildings
     Shop equipment
     Transportation, office, and other equipment
     Construction-in-progress

     Less -- Accumulated depreciation

Other Assets

2001
------------------

$     1,920,896
--

17,302,194
$     6,236,034
2,119,275
1,208,613
-----------------
$     9,563,922
922,649
-----------------
$   29,709,661

3,536,335
14,115,075
35,238,740
12,948,095
511,748
-----------------
$   66,349,993
45,557,592
-----------------
$   20,792,401
4,253,247
-----------------
$   54,755,309
==========

2000
------------------

$        667,441
581,904

18,909,688
$     7,641,574
2,912,549
1,439,322
-----------------
$   11,993,445
458,474
-----------------
$   32,610,952

3,504,825
13,850,962
31,379,957
13,298,617
779,497
-----------------
$   62,813,858
43,622,248
-----------------
$   19,191,610
3,884,489
-----------------
$   55,687,051
==========

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
     Accounts payable
     Accrued expenses -- Income taxes
                                       Payroll and benefits
                                       Vacations
                                       Other
     Advance billings

                   Total Current Liabilities
Other Long-Term Liabilities
Contingencies
Shareholders' Investment:
     Common stock, par value $1 per share -- Authorized 20,000,000 shares --
           Issued 1,354,325 shares in 2001 and 1,348,325 shares in 2000
     Preferred stock, par value $1 per share -- Authorized 1,000,000 shares --
           No shares issued
     Paid-in surplus
     Retained earnings

     Less:  Treasury stock, 174,604 shares in 2001 and in 2000, at cost
                Deferred compensation
                Accumulated other comprehensive loss

$     4,524,653
286,220
3,199,109
2,485,552
974,249
5,574,042
-----------------
$   17,043,825
1,748,160

$     1,354,325

--
4,661,932
32,812,385
-----------------
$   38,828,642
2,561,987
234,538
68,793
-----------------
$   35,963,324
-----------------
$   54,755,309
==========

$      4,619,653
216,964
2,475,626
2,373,643
 793,516
3,929,838
-----------------
$   14,409,240
1,165,755

$     1,348,325

--
4,493,932
36,999,955
-----------------
$   42,842,212
2,561,987
126,588
41,581
-----------------
$   40,112,056
-----------------
$   55,687,051
==========

The accompanying notes are an integral part of these consolidated balance sheets.

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2001, 2000, and 1999

Net Sales

Cost of Sales

                Gross profit

Selling, General, and Administrative Expenses

                Operating income (loss)

Other Income (Expense):
        Interest income
        Interest expense
        Other, net

                Income (loss) before provision (benefit) for income taxes

Provision (Benefit) for Income Taxes

Income (Loss) before Equity in Earnings (Loss) of Joint Venture

Equity in Earnings (Loss) of Joint Venture

Net Income (Loss)

Basic and Diluted Earnings (Loss) per Common Share

2001
-----------------
$   94,288,219

78,071,436
-----------------

$   16,216,783

18,912,525
-----------------
$   (2,695,742)

$        199,079
(25,218)
306,045
-----------------
$        479,906
-----------------
$   (2,215,836)

(955,000)
-----------------
 $   (1,260,836)

(99,004)
-----------------
$   (1,359,840)
==========

$(1.16)
=====

2000
-----------------
$ 105,182,134

81,794,464
-----------------

$   23,387,670

18,871,090
-----------------
$     4,516,580

$        293,708
(12,191)
(10,912)
-----------------
$        270,605
-----------------
$     4,787,185

1,017,000
-----------------
 $     3,770,185

77,212
-----------------
$     3,847,397
==========

$ 3.29
=====

1999
-----------------
$   95,176,678

73,816,360
-----------------

$   21,360,318

18,261,099
-----------------
$     3,099,219

$        322,327
(10,054)
(908,543)
-----------------
$      (596,270)
-----------------
$     2,502,949

577,000
-----------------
 $     1,925,949

(55,290)
-----------------
$     1,870,659
==========

$ 1.60
=====

The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
For the Years Ended December 31, 2001, 2000, and 1999

Balance-12-31-98

Add (Deduct):
Net income
Other comprehensive
   income, net of tax:
   Unrealized net loss
      on investments
   Foreign currency trans-
      lation adjustment

Comprehensive income
Dividends - $2.40 per
   common share
Restricted stock issued
Amortization

Balance-12-31-99

Add (Deduct):
Net income
Other comprehensive
   income, net of tax:
   Unrealized net gain
      on investments
   Foreign currency trans-
      lation adjustment

Comprehensive income
Dividends - $2.40 per
   common share
Restricted stock
   forfeiture
Amortization

Balance-12-31-00

Add (Deduct):
Net (loss)
Other comprehensive
   income, net of tax:
   Unrealized net gain
      on investments
   Foreign currency trans-
      lation adjustment
   Additional pension
      expense

Comprehensive (loss)
Dividends - $2.40 per
   common share
Restricted stock issued
Amortization

Balance-12-31-01

Common Stock -------------- $1,342,325 -- -- -- -- -- 6,000 -- -------------- $1,348,325 -- -- -- -- -- -- -- -------------- $1,348,325 -- -- -- -- -- -- 6,000 -- -------------- $1,354,325 ========

Paid-in
Surplus
---------------
$4,306,728

--

--

--

--

--
189,000
--
--------------
$4,495,728

--

--

--

--

--

(1,796)
--
--------------
$4,493,932

--

--

--

--

--

--
168,000
--
--------------
$4,661,932
========

Retained
Earnings
---------------
$36,913,240

1,870,659

--

--

--

(2,814,050)
 --
--
---------------
$35,969,849

3,847,397

--

--

--

(2,817,291)

--
--
---------------
$36,999,955

(1,359,840)

--

--

--

--

(2,827,730)
--
--
---------------
$32,812,385
=========

Treasury
Stock
---------------
$(2,554,033)

--

--

--

--

--
--
--
---------------
$(2,554,033)

--

--

--

--

--

(7,954)
--
---------------
$(2,561,987)

--

--

--

--

--

--
--
--
---------------
$(2,561,987)
=========

Deferred
Compen-
sation
--------------
$             --

--

--

--

--

--
(195,000)
22,750
-------------
$ (172,250)

--

--

--

--

--

7,800
37,862
-------------
$ (126,588)

--

--

--

--

--

--
(174,000)
66,050
-------------
$ (234,538)
========

Accumu-
lated Other
Comprehen-
sive Loss
--------------
$            --

--

(66,066)

(12,926)

--

--
--
--
------------
$ (78,992)

--

49,705

(12,294)

--

--

--
--
------------
$ (41,581)

--

16,361

25,316

(68,889)

--

--
--
--
------------
$ (68,793)
=======

Total
---------------
$40,008,260

1,870,659

(66,066)

(12,926)
---------------
$  1,791,667

(2,814,050)
--
22,750
---------------
$39,008,627

3,847,397

49,705

(12,294)
---------------
$  3,884,808

(2,817,291)

(1,950)
37,862
---------------
$40,112,056

(1,359,840)

16,361

25,316

(68,889)
---------------
$(1,387,052)

(2,827,730)
--
66,050
---------------
$35,963,324
=========

The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2001, 2000, and 1999

Cash Flows from Operating Activities:
    Net income (loss)
    Adjustments to reconcile net income (loss) to
            net cash provided by operating activities:
        Equity in loss (income) of joint venture
        Bad debt expense
        Depreciation and amortization
        (Gain) on sales of equipment
        Changes in assets and liabilities --
            Decrease in interest receivable
            Decrease (increase) in accounts and notes receivable
            Decrease (increase) in inventories
            (Increase) decrease in prepayments
            (Increase) decrease in other assets
            (Decrease) increase in accounts payable
            Increase (decrease) in accrued expenses
            Increase (decrease) in advance billings
            Increase (decrease) in other long-term liabilities

                Net Cash Provided by Operating Activities

Cash Flows (Requirements) from Investing Activities:
    Proceeds from maturities of investments
    Purchases of investments
    Investment in joint venture
    Proceeds from sales of equipment
    Additions to property, plant, and equipment

                Net Cash (Required) by Investing Activities

Cash Flows (Requirements) from Financing Activities:
    Dividends paid

                Net Cash (Required) by Financing Activities

Net Increase (Decrease) in Cash

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

2001
---------------

$(1,359,840)

99,004
107,818
3,134,742
(42,760)

680
1,499,676
2,429,523
(464,175)
(186,544)
(95,000)
737,996
1,644,204
582,405
---------------
$  8,087,729

$     607,194
--
--
290,358
(4,904,096)
---------------
$(4,006,544)

$(2,827,730)
---------------
$(2,827,730)
---------------
$  1,253,455

667,441
---------------
$  1,920,896
=========

2000
---------------

$  3,847,397

(77,212)
9,980
2,818,314
(89)

26,564
(108,296)
(934,863)
132,259
(107,854)
1,135,491
721,976
(2,661,316)
(277,680)
---------------
$  4,524,671

$  4,416,132
(2,650,007)
--
4,375
(3,510,375)
---------------
$(1,739,875)

$(2,817,291)
---------------
$(2,817,291)
---------------
$     (32,495)

699,936
---------------
$     667,441
=========

1999
---------------

$  1,870,659

55,290
13,579
2,914,562
(7,878)

49,298
(2,794,813)
(745,849)
(86,323)
173,866
406,970
(1,240,724)
2,077,630
241,254
---------------
$  2,927,521

$  9,814,379
(7,010,016)
(1,082,793)
26,920
(2,520,085)
---------------
$   (771,595)

$(2,814,050)
---------------
$(2,814,050)
---------------
$   (658,124)

1,358,060
---------------
$     699,936
=========

The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000, AND 1999

(1)   SUMMARY OF ACCOUNTING POLICIES:

        LINES OF BUSINESS AND PRINCIPLES OF CONSOLIDATION  --  Paul Mueller Company ("Registrant") specializes in the manufacture of high-quality stainless steel tanks and industrial processing equipment. The Registrant serves the food, beverage, chemical, pharmaceutical and other process industries, and the dairy farm market.  The financial statements include the accounts of the Registrant and its wholly owned subsidiaries:  Mueller Transportation, Inc., and Mueller Field Operations, Inc. ("Companies").  The dissolution of Mueller International Sales Corporation, a wholly-owned Foreign Sales Corporation, was completed on July 27, 2001.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

        JOINT VENTURE  --  On August 17, 1999, the Registrant established a joint venture when it acquired 50% of the common stock of Mueller Montana de Mexico, S.A. de C.V. ("Mueller Montana"), a Mexican fabricator of processing equipment, for a price of $1,083,000.  One-half of the price was a contribution to the capital of Mueller Montana for the benefit of all shareholders and the balance was paid to former shareholders.  The investment is accounted for under the equity method and is included in other assets on the Consolidated Balance Sheets.

        REVENUE RECOGNITION AND RETAINAGES  --  Revenue from sales of fabricated products is recognized upon passage of title to the customer.  Passage of title may occur at the time of shipment from the Registrant's dock, at the time of delivery to the customer's location, or when tanks are completed in the field and accepted by the customer.  For large multi-unit projects that are fabricated in the plant or in the field, revenue is recognized under the units-of-delivery method, which is a modification of the percentage-of-completed method of accounting for contracts.  The units-of-delivery method recognizes as revenue the contract price of units completed and shipped or delivered to the customer (as determined by the contract) or completed and accepted by the customer for field-fabrication projects.  Contracts with some customers provide for a portion of the sales amount to be retained by the customer for a period of time after completion of the contract.  Retainages included in Accounts Receivable were $1,362,900 at December 31, 2001, and $852,600 at December 31, 2000.

        INVENTORIES  --  The Registrant's inventories are recorded at the lower of cost on a last-in, first-out ("LIFO") basis or market.  Cost of subsidiary inventories is determined on a first-in, first-out ("FIFO") method and is not significant to the Consolidated Financial Statements.  Cost includes material, labor, and manufacturing burden required in the production of products.

        Under the FIFO method of accounting, which approximates current cost, Registrant inventories would have been $5,873,528, $6,756,721, and $6,282,819 higher than those reported at December 31, 2001, 2000, and 1999, respectively.

        A reduction in inventory quantities during 2001 resulted in liquidation of LIFO quantities recorded at higher costs prevailing in prior years as compared with the cost of 2001 purchases.  The effect was to increase cost of sales, which decreased net income by $10,600, or $0.01 per share.

        RESEARCH AND DEVELOPMENT  --  Research and development expenses are charged to expense as incurred and were $981,600 in 2001, $1,044,800 in 2000, and $1,100,000 in 1999.

        DEPRECIATION POLICIES  --  The Companies provide for depreciation expense using principally the double-declining-balance method for new items and the straight-line method for used items.  The economic useful lives for the more significant items within each property classification are as follows:

Buildings Land improvements Shop equipment Transportation, office, and other equipment	Years ---------- 40 10 - 20 5 - 10 3 - 10

        Maintenance and repairs are charged to expense as incurred.  The cost and accumulated depreciation of assets retired are removed from the accounts, and any resulting gains or losses are reflected in net income currently.

        EARNINGS PER COMMON SHARE  --  The following table sets forth the computation of basic and diluted earnings per common share:

Net income (loss)

Shares for basic earnings per common share --
      Weighted average shares outstanding
Effect of restricted stock issued

Shares for diluted earnings per common share --
      Adjusted weighted average shares outstanding

Basic earnings (loss) per common share

Diluted earnings (loss) per common share

2001 --------------- $(1,359,840) ======== 1,168,021 -- --------------- 1,168,021 ======== $(1.16) ===== $(1.16) =====	2000 --------------- $ 3,847,397 ======== 1,168,021 220 --------------- 1,168,241 ======== $ 3.29 ===== $ 3.29 =====	1999 --------------- $ 1,870,659 ======== 1,168,021 254 --------------- 1,168,275 ======== $ 1.60 ===== $ 1.60 =====

        COMPREHENSIVE INCOME  --  The components of comprehensive income for the years ended December 31, 2001 and 2000, were as follows:

Unrealized net gain on investments
Tax provision

Unrealized net gain on investments, net of tax

Foreign currency translation adjustment
Tax provision (benefit)

Foreign currency translation adjustment, net of tax

Additional pension expense
Tax (benefit)

Pension expense, net of tax

Other comprehensive (loss) income

2001 -------------- $ 25,970 9,609 -------------- $ 16,361 $ 40,185 14,869 -------------- $ 25,316 $ (109,348) (40,459) -------------- $ (68,889) -------------- $ (27,212) ========	2000 -------------- $ 78,897 29,192 -------------- $ 49,705 $ (19,515) (7,221) -------------- $ (12,294) $ -- -- -------------- $ -- -------------- $ 37,411 ========

        INVESTMENTS  --  The Registrant classifies its investments as available-for-sale and records them at market value.  The investments are a part of the Registrant's asset/liability management program and may be sold in response to capital or liquidity needs.  Available-for-sale investments on the accompanying Consolidated Balance Sheets at December 31, 2001 and 2000, include:

Taxable bond fund Accrued interest	2001 -------------- $ -- -- -------------- $ -- ========	2000 -------------- $ 581,224 680 -------------- $ 581,904 ========

        Unrealized holding gains and losses were not material at December 31, 2000, and there were no significant realized gains or losses during 2001, 2000, or 1999.

        STATEMENTS OF CASH FLOWS  --  For purposes of the Consolidated Statements of Cash Flows, the Registrant considers investments with a maturity of three months or less to be cash equivalents.

        Interest and income tax payments for each of the three years during the period ended December 31, 2001, were as follows:

Interest payments Income tax payments	2001 --------------- $ 25,200 $ 129,200	2000 --------------- $ 12,200 $ 1,053,200	1999 --------------- $ 10,000 $ 139,000

        SHAREHOLDERS' INVESTMENT  --  The following table sets forth the analysis of common stock issued and held as treasury stock:

Shares ---------------------------------
Balance, December 31, 1998 Restricted stock issued Balance, December 31, 1999 Restricted stock forfeiture Balance, December 31, 2000 Restricted stock issued Balance, December 31, 2001	Common Stock Issued -------------- 1,342,325 6,000 -------------- 1,348,325 -- -------------- 1,348,325 6,000 -------------- 1,354,325 =========	Treasury Stock -------------- 174,304 -- -------------- 174,304 300 -------------- 174,604 -- -------------- 174,604 =========

        RECLASSIFICATION  --  The results for 2001, 2000, and 1999 reflect the adoption of Financial Accounting Standards Board's Emerging Issues Task Force (EITF) Pronouncement No. 00-10, "Accounting for Shipping and Handling Fees and Costs." This pronouncement requires that shipping and handling costs (freight) be included within net sales.  The effect of adopting this pronouncement increased net sales by $2,547,829, $2,907,708, and $2,530,079 for the years ended December 31, 2001, 2000, and 1999, respectively.  The same amounts disclosed above for each year presented were included as freight expense within cost of sales.

(2)    RETIREMENT PLANS:

        The Registrant has a Profit Sharing and Retirement Savings Plan [401(k) plan] in which substantially all employees are eligible to participate.  The plan provides for a match of employees' contributions up to a specified limit.  The plan also has a profit-sharing feature whereby an additional match is made if net income reaches predetermined levels established annually by the Board of Directors.  The assets of the plan are deposited with a trustee and are invested at the employee's option in one or more investment funds. Contributions to the plan were $381,000 for 2001, $502,200 for 2000, and $422,200 for 1999.

        The Registrant has pension plans covering substantially all employees.  Benefits under the plans are based either on final average pay or a flat benefit formula.

        Total pension expense under the plans was $908,100 in 2001, $348,500 in 2000, and $723,300 in 1999. Management's policy is to fund pension contributions that are currently deductible for tax purposes.

        The following table sets forth the required disclosures for the pension plans at December 31, 2001 and 2000:

Change in Benefit Obligation --
     Benefit obligation at beginning of year
     Service cost
     Interest cost
     Actuarial loss
     Benefits paid and expenses

     Benefit obligation at end of year

Change in Plan Assets --
     Fair value of plan assets at beginning of year
     Actual return on plan assets
     Employer contribution
     Benefits paid and expenses

     Fair value of plan assets at end of year

Reconciliation --
     Funded status
     Unrecognized net actuarial loss (gain)
     Unrecognized transition (asset)
     Unrecognized prior service cost

     Prepaid benefit cost

2001
----------------

$ 36,462,400
1,177,500
2,776,500
2,332,700
(1,626,500)
----------------
$ 41,122,600
=========

$ 38,381,800
(888,200)
407,600
(1,626,500)
----------------
$ 36,274,700
=========

$ (4,847,900)
4,125,800
--
1,322,800
----------------
$      600,700
=========

2000
----------------

$ 30,723,500
1,040,300
2,499,000
3,610,200
(1,410,600)
----------------
$ 36,462,400
=========

$ 38,179,900
829,400
783,100
(1,410,600)
----------------
$ 38,381,800
=========

$   1,919,400
(2,270,400)
(109,400)
1,550,900
----------------
$   1,090,500
=========

Components of Pension Expense --
     Service cost
     Interest cost
     Expected return on plan assets
     Amortization of transition (asset)
     Amortization of prior service cost
     Recognized net actuarial (gain)

     Pension expense

2001 ---------------- $ 1,177,500 2,776,500 (3,155,300) (109,400) 220,200 (1,400) ---------------- $ 908,100 =========	2000 ---------------- $ 1,040,300 2,499,000 (2,948,700) (350,500) 220,200 (111,800) ---------------- $ 348,500 =========	1999 ---------------- $ 1,234,400 2,332,200 (2,712,500) (350,500) 220,200 (500) ---------------- $ 723,300 =========

        Prepaid pension assets of $2,471,000 and $2,510,200 at December 31, 2001 and 2000, respectively, are included in other assets on the accompanying Consolidated Balance Sheets.  Pension liabilities of $2,228,000 and $1,419,700 at December 31, 2001 and 2000, respectively, are included in current and other long-term liabilities on the accompanying Consolidated Balance Sheets.  For one of the pension plans included in the table above, the benefit obligation was $26,576,200 and the fair value of plan assets was $20,865,700 as of December 31, 2001.

        The weighted average expected long-term rate of return on plan assets used in the determination of annual pension expense was 8.5% for 2001, 2000, and 1999.  The weighted average assumed discount rate used to measure the benefit obligation was 7% at December 31, 2001, and 7.5% at December 31, 2000.  The assumed rate of compensation increase used to measure the benefit obligation was 4.25% at December 31, 2001 and 2000, for the applicable plan.

(3)    INCOME TAXES:

        The (benefit) provision for taxes on income from operations includes:

Current tax (benefit) expense Deferred, net	2001 --------------- $ (852,200) (102,800) --------------- $ (955,000) =========	2000 --------------- $ 1,006,600 10,400 --------------- $ 1,017,000 =========	1999 --------------- $ 201,600 375,400 --------------- $ 577,000 =========

        The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized in the Consolidated Financial Statements.  Net deferred tax assets of $89,600 at December 31, 2001, and net deferred tax liabilities of $20,200 at December 31, 2000, are included on the accompanying Consolidated Balance Sheets.  Components of the deferred tax assets and liabilities as of December 31 are as follows:

Deferred Tax Assets: Insurance Vacation Warranty Doubtful accounts Healthcare benefits Other Deferred Tax Liabilities: Depreciation Pensions Other	2001 -------------- $ 170,500 817,200 20,400 142,400 165,600 151,200 -------------- $ 1,467,300 ======== $ 1,036,000 314,800 26,900 -------------- $ 1,377,700 ========	2000 -------------- $ 112,500 828,000 20,400 117,500 188,200 150,100 -------------- $ 1,416,700 ======== $ 946,500 438,200 52,200 -------------- $ 1,436,900 ========

        A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for each of the three years during the period ended December 31, 2001, follows:

	2001 -------------------------		2000 -------------------------		1999 -------------------------
Statutory federal income tax (benefit) expense Increase (decrease) in taxes resulting from: Tax credits FSC exempt income State tax, net of federal benefit Other, net	Amount -------------- $ (753,400) (244,800) -- (25,800) 69,000 -------------- $ (955,000) ========	% ------ (34.0) (11.1) -- (1.2) 3.2 ------ (43.1) ===	Amount -------------- $1,627,600 (602,700) (104,700) 48,600 48,200 -------------- $1,017,000 ========	% ------ 34.0 (12.6) (2.2) 1.0 1.0 ------ 21.2 ===	Amount -------------- $ 851,000 (261,100) (98,400) 49,500 36,000 -------------- $ 577,000 ========	% ------ 34.0 (10.4) (3.9) 2.0 1.4 ------ 23.1 ===

        As of December 31, 2001, tax credit carryforwards of approximately $62,000 are available to offset future federal income taxes and can be utilized over the next nineteen years.  Tax credit carryforwards of approximately $68,000 are available to offset future state income taxes and can be utilized over the next four years.  The Registrant expects to generate future taxable income sufficient to utilize these credits.

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

(6)    SEGMENT DATA:

        The Registrant has three reportable segments:  Industrial Equipment, Dairy Farm Equipment, and Field Fabrication.  The Field Fabrication segment has been set out separately, and the activities were previously included in the Industrial Equipment segment.  The Industrial Equipment segment includes sales of the following products directly to industrial customers:  food, beverage, chemical, and industrial processing equipment; industrial heat-transfer equipment; biopharmaceutical equipment; pure water equipment; thermal-energy storage equipment; and commercial refrigeration equipment.  Dairy Farm Equipment segment sales are made to independent dealers for resale and include milk-cooling and storage equipment and accessories, refrigeration units, and heat-recovery equipment for use on dairy farms.  The Field Fabrication segment includes sales of very large, field-fabricated tanks and vessels that cannot be built and shipped from the plant.  Typical projects are large stainless steel storage tanks for sanitary and industrial process applications.

        Management evaluates performance and allocates resources based on operating income or loss before income taxes.  The accounting policies of the reportable segments are the same as those described in Summary of Accounting Policies in Note 1 to these Consolidated Financial Statements.

        Reportable segments are managed separately because they offer different products and serve different markets.  Industrial Equipment products have been aggregated because they are designed and built to a customer's specifications and they use common processes and resources in the manufacturing operation. Similar economic conditions affect the long-term financial performance of the product lines included in the Industrial Equipment segment.  The Dairy Farm Equipment segment includes standard products that are built to stock and are available for sale from inventory.  The demand for Dairy Farm Equipment products is affected by the economic factors that influence the profitability of dairy farmers.  The Field Fabrication segment uses different skills and fabrication methods and requires different technology and expertise than other segments.

        Net sales include revenues from sales to unaffiliated and affiliated customers before elimination of intersegment sales.  Intersegment eliminations are primarily sales from the Industrial Equipment segment to the Field Fabrication segment.

        The Other/Corporate classification includes other revenues, unallocated corporate assets and expenses, and corporate other income (expense).

2001 -------------------------------------------------------------------------------------------------------------------------
Net sales Depreciation & amortization expense Income (loss) before income tax Assets Additions to property, plant & equipment	Dairy Farm Equipment ---------------- $ 18,115,792 $ 404,460 $ 1,332,460 $ 10,366,558 $ 322,723	Industrial Equipment ---------------- $ 64,518,777 $ 2,235,208 $ (5,299,517) $ 33,788,865 $ 4,279,359	Field Fabrication ---------------- $ 15,697,746 $ 227,319 $ 1,099,587 $ 2,355,261 $ 217,368	Other / Corporate ---------------- $ 3,211,350 $ 267,755 $ 651,634 $ 8,244,625 $ 84,646	Intersegment Eliminations ---------------- $ (7,255,446) $ -- $ -- $ -- $ --	Consolidated ---------------- $ 94,288,219 $ 3,134,742 $ (2,215,836) $ 54,755,309 $ 4,904,096

2000 -------------------------------------------------------------------------------------------------------------------------
Net sales Depreciation & amortization expense Income before income tax Assets Additions to property, plant & equipment	Dairy Farm Equipment ---------------- $ 23,818,217 $ 426,523 $ 3,631,087 $ 11,610,174 $ 299,948	Industrial Equipment ---------------- $ 74,139,464 $ 1,949,761 $ 209,450 $ 34,463,645 $ 2,517,671	Field Fabrication ---------------- $ 7,374,242 $ 176,712 $ 492,693 $ 3,013,995 $ 370,352	Other / Corporate ---------------- $ 3,381,864 $ 265,318 $ 453,955 $ 6,599,237 $ 322,404	Intersegment Eliminations ---------------- $ (3,531,653) $ -- $ -- $ -- $ --	Consolidated ---------------- $105,182,134 $ 2,818,314 $ 4,787,185 $ 55,687,051 $ 3,510,375

1999 -------------------------------------------------------------------------------------------------------------------------
Net sales Depreciation & amortization expense Income (loss) before income tax Assets Additions to property, plant & equipment	Dairy Farm Equipment ---------------- $ 23,945,695 $ 506,491 $ 3,174,819 $ 11,243,877 $ 285,793	Industrial Equipment ---------------- $ 64,527,044 $ 1,945,715 $ (709,270) $ 33,316,532 $ 1,531,605	Field Fabrication ---------------- $ 6,215,157 $ 165,473 $ 500,242 $ 2,452,566 $ 567,525	Other / Corporate ---------------- $ 2,927,604 $ 296,883 $ (462,842) $ 8,609,793 $ 135,162	Intersegment Eliminations ---------------- $ (2,438,822) $ -- $ -- $ -- $ --	Consolidated ---------------- $ 95,176,678 $ 2,914,562 $ 2,502,949 $ 55,622,768 $ 2,520,085

        Revenues from external customers by product category for the three years ended December 31, 2001, were:

Milk-cooling and storage equipment Processing equipment Other industrial equipment	2001 ----------------- $ 15,923,497 49,565,367 28,799,355 ----------------- $ 94,288,219 ==========	2000 ---------------- $ 21,747,491 51,657,026 31,777,617 ---------------- $105,182,134 ==========	1999 ----------------- $ 21,444,848 44,006,909 29,724,921 ----------------- $ 95,176,678 ==========

        Revenues from external customers by geographic location are attributed to countries based on the location of the customer and for the three years ended December 31, 2001, were:

United States North America (excluding the U.S.) Asia and the Far East Central and South America Other areas	2001 ----------------- $ 80,701,876 8,030,006 4,055,619 278,715 1,222,003 ----------------- $ 94,288,219 ==========	2000 ---------------- $ 85,852,716 8,597,638 4,793,788 4,234,872 1,703,120 ---------------- $105,182,134 ==========	1999 ----------------- $ 77,826,858 8,153,251 4,352,378 2,274,852 2,569,339 ----------------- $ 95,176,678 ==========

        During the years presented, there were no export sales that were in excess of 10% of consolidated sales.

        All long-lived assets owned by the Registrant and its subsidiaries are located in the United States.

        During 2001, 2000, and 1999, sales to any one customer were not in excess of 10% of consolidated sales.

(7)    LONG-TERM INCENTIVE PLAN:

        Under the 1999 Long-Term Incentive Plan (the "Plan"), two types of awards have been provided for executives and key employees:  restricted stock and nonqualified stock options.  An aggregate of 180,000 shares of common stock can be issued under the Plan, with 55,000 shares being the aggregate maximum number of shares that may be granted as restricted stock.

        Under the Plan, 12,000 shares of restricted stock have been granted to certain executives and key employees.  Currently, 11,700 shares of restricted stock remain outstanding, and they vest five years after grant. Compensation expense was computed by multiplying the number of shares granted by the fair market value of the common stock on the date of grant.  The expense is being recognized ratably over the vesting period.

        Nonqualified stock options for 40,800 shares of common stock have been granted; and as of December 31, 2001, nonqualified stock options for 39,800 shares were outstanding.  These stock options have an exercise price of $36.00 per share, which was above fair market value on the dates of grant.  The options vest and are exercisable five years after the date of grant, and they must be exercised no later than ten years from the date of grant.

        The Registrant applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to account for employee stock options.  Accordingly, no compensation expense has been recognized for nonqualified stock options.

        Pro forma net income and earnings-per-share information (as required by SFAS No. 123, "Accounting for Stock-Based Compensation") has been determined as if the Registrant had accounted for employee stock options under the fair-value method described by SFAS No. 123.

        The fair values for these options were estimated at the date of grant using the Black-Scholes Option Pricing Model with the following weighted average assumptions for 2001 and 1999, respectively:  expected life of option -- 7.5 for both years, expected price volatility of the Registrant's common stock -- 64.2% and 53.4%, expected dividend yield -- 9.0% and 7.4%, and risk-free interest rate -- 4.9% and 5.8%.  The fair value of options granted during 2001 and 1999, respectively, was $8.58 and $8.60 per option.

        The Black-Scholes Option Pricing Model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable.  In addition, option pricing models require the input of subjective assumptions, including the expected stock price volatility.  Because the Registrant's options have characteristics different from those of traded options, the model, in the opinion of management, does not necessarily provide a reliable single measure of the fair value of its options.

        For purposes of pro forma disclosures, the estimated fair value of the options is being amortized to expense ratably over the vesting period.  The pro forma disclosures, required by SFAS No. 123, are not likely to be representative of the effects on reported net income or losses for future years.  The pro forma information follows:

Pro forma net income (loss) Pro forma earnings (loss) per share -- Basic Diluted	2001 ---------------- $ (1,399,241) ========= $ (1.20) $ (1.20)	2000 ---------------- $ 3,825,922 ========= $ 3.28 $ 3.27	1999 ---------------- $ 1,856,848 ========= $ 1.59 $ 1.59

(8)    SHAREHOLDER RIGHTS PLAN:

        On January 26, 2001, the Board of Directors of the Registrant adopted an Amended and Restated Rights Agreement ("Rights Agreement") and declared a dividend distribution of one Common Share Purchase Right ("Right") for each share of the Registrant's common stock outstanding on February 15, 2001.  The Rights distributed under the Registrant's 1991 Rights Agreement expired on January 29, 2001.

        The Rights will be exercisable only if a person or group acquires 15% or more of the Registrant's common stock (an "Acquiring Person") or announces a tender offer that would result in ownership of 15% or more of the Registrant's common stock.  Initially, each Right will entitle shareholders to buy one share of the Registrant's common stock at an exercise price of $117.25.

        If the Registrant is acquired in a merger or other business combination and its common stock is changed or exchanged, or if 50% or more of its consolidated assets or earning power is sold, each Right will entitle its holder to purchase, at the Right's then-current exercise price, shares of the acquiring company's common stock having a market value of twice the exercise price.  Also, if an Acquiring Person acquires 15% or more of the Registrant's outstanding common stock, each Right will entitle its holder to purchase, at the Right's then-current exercise price, common stock of the Registrant having a market value of twice the exercise price.  Under either situation, Rights owned by an Acquiring Person will become null and void.

        Prior to acquisition by an Acquiring Person of 15% or more of the Registrant's common stock, the Rights are redeemable at the option of the independent members (as defined in the Rights Agreement) of the Board of Directors at $0.01 per Right.  The Rights will expire on January 29, 2011.

        Until a Right is exercised, the holder thereof, as such, has no rights as a shareholder of the Registrant, including the right to vote or to receive dividends.  The issuance of the Rights alone has no dilutive effect and does not affect reported earnings per share.

FINANCIAL HIGHLIGHTS BY QUARTER (Unaudited)
(In Thousands, Except Per Share Data)

Quarter Ended --------------------------------------------------------------------------------------------------------------------------
	March 31 ---------------------------		June 30 ---------------------------		September 30 --------------------------		December 31 ---------------------------
Net sales Gross profit (a) Net income (loss) Basic & diluted earnings (loss) per common share	2001 ----------- $ 16,090 2,338 (1,450) $ (1.24)	2000 ----------- $ 23,168 5,577 822 $ 0.70	2001 ----------- $ 23,746 4,805 241 $ 0.21	2000 ----------- $ 27,887 6,198 1,085 $ 0.93	2001 ----------- $ 27,384 5,409 502 $ 0.42	2000 ----------- $ 29,418 6,357 1,069 $ 0.92	2001 ----------- (b) $ 27,068 3,665 (653) $ (0.55)	2000 ----------- (c) $ 24,709 5,256 871 $ 0.74

(a)    Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that point, interim LIFO determinations must be based on management's estimate of expected year-end inventory levels and costs.

(b)    Results for the fourth quarter of 2001 were favorably affected by a LIFO adjustment.  The effect of the LIFO adjustment reduced the loss by $52,000, or $0.04 per share.

(c)    Net income for the fourth quarter of 2000 was favorably affected by a LIFO adjustment.  The effect of the LIFO adjustment increased net income by $779,000, or $0.67 per share.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Paul Mueller Company:

We have audited the accompanying consolidated balance sheets of PAUL MUELLER COMPANY (a Missouri corporation) AND SUBSIDIARIES as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' investment, and cash flows for each of the three years in the period ended December 31, 2001.  These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paul Mueller Company and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole.  Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements.  This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

Kansas City, Missouri,

February 15, 2002

ITEM 9.  --  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting principles or financial statement disclosures with the independent public accountants.

PART III

ITEM 10.  --  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information as to Directors of the Registrant required by Item 10 is included on pages 5 and 6 of the Registrant's Proxy Statement for the annual meeting of shareholders to be held May 6, 2002, and is incorporated herein by reference.  The information concerning executive officers is set forth on page 5 of Part I hereof.

ITEM 11.  --  EXECUTIVE COMPENSATION

Information as to executive compensation required by Item 11 is included on pages 9 and 10 of the Registrant's Proxy Statement for the annual meeting of shareholders to be held May 6, 2002, and is incorporated herein by reference.

ITEM 12.  --  SECURITY OWNERSHIP OF CERTAIN
                       BENEFICIAL OWNERS   AND MANAGEMENT

Information as to security ownership of certain beneficial owners and management required by Item 12 is included on pages 3 and 5 of the Registrant's Proxy Statement for the annual meeting of shareholders to be held May 6, 2002, and is incorporated herein by reference.

ITEM 13.  --  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information as to certain relationships and related transactions required by Item 13 is included on page 6 of the Registrant's Proxy Statement for the annual meeting of shareholders to be held May 6, 2002, and is incorporated herein by reference.

PART IV

ITEM 14.  --  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                       REPORTS ON FORM 8-K

A.      The financial statements and schedules, required under Part II -- Item 8, are as follows:

1.       The consolidated financial statements of the Registrant and its subsidiaries, for the year ended December 31, 2001:

--	Consolidated Balance Sheets	December 31, 2001 and 2000
--	Consolidated Statements of Income	For years ended December 31, 2001, 2000, and 1999
--	Consolidated Statements of Shareholders' Investment	For years ended December 31, 2001, 2000, and 1999
--	Consolidated Statements of Cash Flows	For years ended December 31, 2001, 2000, and 1999
--	Notes to Consolidated Financial Statements	December 31, 2001, 2000, and 1999
--	Financial Highlights by Quarter	For years ended December 31, 2001 and 2000
--	Report of Independent Public Accountants

2.       Additional financial statement schedules included herein:

--	Schedule II -- Valuation and Qualifying Accounts Page 33
--	All other schedules are not submitted because they are not applicable or not required.

3.       The exhibits set forth in the Exhibit Index found on pages 34 through 36.

B.      No reports on Form 8-K were filed by the Registrant during the last quarter of 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAUL MUELLER COMPANY
DATE: March 8, 2002	/S/ DANIEL C. MANNA --------------------------------------------------------------------------- Daniel C. Manna President (Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE: March 8, 2002	/S/ DANIEL C. MANNA --------------------------------------------------------------------------- Daniel C. Manna President and Director (Chief Executive Officer)
DATE: March 8, 2002	/S/ PAUL MUELLER --------------------------------------------------------------------------- Paul Mueller Chairman of the Board and Director
DATE: March 8, 2002	/S/ DONALD E. GOLIK --------------------------------------------------------------------------- Donald E. Golik Senior Vice President, Chief Financial Officer, Secretary, and Director
DATE: March 8, 2002	/S/ DAVID T. MOORE --------------------------------------------------------------------------- David T. Moore Chief Information Officer and Director
DATE: March 8, 2002	/S/ WILLIAM B. JOHNSON --------------------------------------------------------------------------- William B. Johnson Director
DATE: March 8, 2002	/S/ WILLIAM R. PATTERSON --------------------------------------------------------------------------- William R. Patterson Director
DATE: March 8, 2002	/S/ MELVIN J. VOLMERT --------------------------------------------------------------------------- Melvin J. Volmert Director

SCHEDULE II

PAUL MUELLER COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2001

Balance at Beginning of Period ---------------	Charged to Costs and Expenses --------------	Charged to Other Accounts --------------	Deductions --------------	Balance at End of Period --------------

RESERVE FOR DOUBTFUL ACCOUNTS

December 31, 2001 December 31, 2000 December 31, 1999 (1) Accounts written off during the year.	$ 689,831 $ 518,414 $ 641,899	$ (266,573) $ 297,635 $ (85,087)	$ -- $ -- $ --	$ 41,152 (1) $ 126,218 (1) $ 38,398 (1)	$ 382,106 $ 689,831 $ 518,414

EXHIBIT INDEX

Number -----------	Description ------------------------------------------------------------------------------------------------------				Page No. -----------
(3)	ARTICLES OF INCORPORATION AND BYLAWS --
(a)

The Restated Articles of Incorporation of the Registrant filed with the Secretary of State on May 20, 1991, and the Restated Bylaws of the Registrant dated May 6, 1991, attached as Exhibit (3), page 19, of the Registrant's Form 10-K for the year ended December 31, 1991, are incorporated herein by reference.

	(b)	The following amendments were attached as Exhibit (3) of the Registrant's Form 10-Q for the quarter ended September 30, 1999, and are incorporated herein by reference:
			Description --------------------------------------------------------------------------------	Page No. -----------
		1.	Amendment One to the Restated Bylaws of Paul Mueller Company, adopted May 6, 1991, was approved by the Board of Directors on May 1, 1995	16
		2.	Amendment Two to the Restated Bylaws of Paul Mueller Company, adopted May 6, 1991, was approved by the Board of Directors on October 27, 1999	17
(4)	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS --
(a)

A specimen stock certificate (unlimited denomination) representing shares of the common stock, par value $1 per share, attached as Exhibit (4), page 69, of the Registrant's Form 10-K for the year ended December 31, 1981, is incorporated herein by reference.

(b)

The Amended and Restated Shareholder Rights Agreement, dated January 27, 2001, between Paul Mueller Company and United Missouri Bank of Kansas City, n.a., is incorporated by reference to Form 8-A under the Securities Exchange Act of 1934, dated January 30, 2001, and filed with the Securities and Exchange Commission on January 31, 2001.

(10)	MATERIAL CONTRACTS --
(a)

The Paul Mueller Company Noncontract Employees Retirement Plan, amended and restated effective January 1, 2000, and adopted by the Board of Directors of the Registrant on January 27, 2000, was attached as Exhibit (10), page 36, of the Registrant's Form 10-K for the year ended December 31, 1999, and is incorporated herein by reference.

(b)

The Exclusive License Agreement between the Registrant and Superstill Technology, Inc., dated January 9, 1992, Addendum No. 1 dated January 28, 1992, and Addendum No. 2 dated June 15, 1992, were attached as Exhibit (10), page 30, of the Registrant's Form 10-K for the year ended December 31, 1996, and is incorporated herein by reference.

Number -----------	Description ------------------------------------------------------------------------------------------------------				Page No. -----------
	(c)	The following Material Contracts, attached as Exhibit (10) of the Registrant's Form 10-Q for the quarter ended September 30, 1995, are incorporated herein by reference:
			Description --------------------------------------------------------------------------------	Page No. -----------
		1.	The Paul Mueller Company Tax Savings Plan and Trust, effective January 1, 1996, and adopted by the Board of Directors on August 2, 1995	11
		2.	The Paul Mueller Company Dependent Care Assistant Plan, effective January 1, 1996, and adopted by the Board of Directors on August 2, 1995	2
	(d)

The Paul Mueller Company Employee Benefit Plan, amended and restated effective June 1, 1998, and adopted by the Trustees on August 5, 1998, was attached as Exhibit (10), page 33, of the Registrant's Form 10-Q for the quarter ended September 30, 1998, and is incorporated herein by reference.

	(e)

The Paul Mueller Company Profit Sharing and Retirement Savings Plan, restated effective April 1, 2001, and adopted by the Registrant on March 28, 2001, was attached as Exhibit (10), page 13, of the Registrant's Form 10-Q for the quarter ended September 30, 2001, and is incorporated herein by reference.

	(f)	Paul Mueller Company Contract Employees Retirement Plan, restated as of January 1, 2000, and adopted February 14, 2002			37
	(g)

The Agreement and Declaration of Trust for the Paul Mueller Company Employee Benefit Plan, dated May 2, 1988, was attached as Exhibit (10), page 107, of the Registrant's Form 10-K for the year ended December 31, 1988, and is incorporated herein by reference.

	(h)	The following Executive Compensation Plans and Arrangements:
		i.

The Paul Mueller Company 1999 Long-Term Incentive Plan, effective January 26, 1999, and adopted by the Board of Directors of the Registrant on January 26, 1999, was attached as Exhibit A to the Registrant's 1999 Proxy Statement filed with the Commission on March 26, 1999, and is incorporated herein by reference.

		ii.

The Paul Mueller Company Supplemental Executive Retirement Plan, effective January 1, 1996, adopted by the Board of Directors on February 8, 1996, was attached as Exhibit (10), page 30, of the Registrant's Form 10-K for the year ended December 31, 1995, and is incorporated herein by reference.

		iii.

The Executive Short-Term Incentive Plan, adopted January 31, 1995, was attached as Exhibit (10), page 71, of the Registrant's Form 10-K for the year ended December 31, 1994, and is incorporated herein by reference.

Number -----------	Description ------------------------------------------------------------------------------------------------------	Page No. -----------
	(i)

Agreement between the Registrant and Local No. 208 of the Sheet Metal Workers International Association, made and entered into effective April 7, 2001, was attached as Exhibit (10), page 13, of the Registrants Form 10-Q for the quarter ended March 31, 2001, and is incorporated herein by reference.

(21)	SUBSIDIARIES OF THE REGISTRANT	81
(99)	STATEMENT TO SECURITIES AND EXCHANGE COMMISSION -- dated March 21, 2002	82

Paul Mueller Company

Contract Employees Retirement Plan

Restated as of January 1, 2000

TABLE OF CONTENTS

INTRODUCTION		1
ARTICLE I -- 1.01 1.02	FORMAT AND DEFINITIONS Format Definitions	2 2 2
ARTICLE II -- 2.01 2.02 2.03	PARTICIPATION Active Participant Inactive Participant Cessation of Participation	17 17 18 18
ARTICLE III -- 3.01 3.02 3.03 3.04	CONTRIBUTIONS Employer Contributions Investment of Contributions Funding Policy Liquidity Shortfall Limitations	19 19 19 19 20
ARTICLE IV -- 4.01 4.02 4.03 4.04 4.05 4.06

RETIREMENT BENEFITS
Accrued Benefit
Disregard of Accrued Benefit
Benefit Limitation
Amount of Benefit at Retirement
Temporary Limitation of Benefits
Benefits upon Reemployment
        after Retirement Date:  Suspension

		21 21 22 23 23 25 29
ARTICLE V -- 5.01 5.02	OTHER BENEFITS Death Benefits Vested Benefits	31 31 33
ARTICLE VI -- 6.01 6.02 6.03 6.04 6.05 6.06 6.07 6.08

WHEN BENEFITS START AND
        DISTRIBUTION OF BENEFITS
When Benefits Start
Automatic Forms of Distribution
Optional Forms of Distribution and
        Distribution Requirements
Election Procedures
Notice Requirements
Transitional Rules
Direct Rollovers
Effect of Qualified Military Service

		35 35 36 36 43 46 49 51 53
ARTICLE VII --	TERMINATION OF PLAN	54
ARTICLE VIII -- 8.01 8.02 8.03 8.04 8.05	ADMINISTRATION OF PLAN Administration Records Information Available Claim and Appeal Procedures Delegation of Authority	55 55 55 56 56 57
ARTICLE IX -- 9.01 9.02 9.03 9.04 9.05 9.06 9.07 9.08 9.09 9.10 9.11 9.12

GENERAL PROVISIONS
Amendments
Mergers and Direct Transfers
Provisions Relating to the Insurer
Employment Status
Rights to Plan Assets
Beneficiary
Nonalienation of Benefits
Construction
Legal Actions
Small Amounts
Word Usage
Transfers Between Plans

		58 58 59 60 61 61 61 62 62 62 63 63 63
PLAN EXECUTION		65

INTRODUCTION

              Paul Mueller Company (the "Primary Employer") established a defined benefit retirement plan (the "Plan") on July 1, 1965.  The Plan has since been amended and restated at various times.

              The Primary Employer is of the opinion that the Plan should again be modified.  It believes that the best means to accomplish these changes is to completely restate the Plan's terms, provisions and conditions.  Such a restatement, generally effective as of January 1, 2000, is set forth in this document and is substituted in lieu of the prior document.

              The restated Plan continues to be for the exclusive benefit of employees of the Employer.  All persons covered under the Plan on December 31, 1999, shall continue to be covered under the restated Plan with no loss of benefits.

              It is intended that the Plan, as restated, shall continue to qualify under the Internal Revenue Code of 1986, including any later amendments to the Code.

ARTICLE I

FORMAT AND DEFINITIONS

_____________________________________________________________________

1.01      FORMAT

Words and phrases defined in the DEFINITIONS SECTION of Article I shall have that defined meaning when used in this Plan, unless the context clearly indicates otherwise.

These words and phrases will have an initial capital letter to aid in identifying them as defined terms.

1.02      DEFINITIONS

ACCRUAL BREAK IN SERVICE means an Accrual Computation Period in which an Employee is credited with 500 or fewer Hours-of-Service.  An Employee incurs an Accrual Break in Service on the last day of an Accrual Computation Period in which he has an Accrual Break in Service.

ACCRUAL COMPUTATION PERIOD means a 12-consecutive month period ending on (i) each June 30 through (ii) June 30, 1979, and (iii) the 12-consecutive month period ending on each following December 31.

ACCRUAL SERVICE means the sum of (a) and (b) below:

(a)        One year of service for each Accrual Computation Period ending before July 1, 1975, in which an Employee is credited with at least 1,100 Hours-of-Service.

(b)        One year of service for each Accrual Computation Period ending on or after July 1, 1975, in which an Employee is credited with at least 1,000 Hours-of-Service.

             A Participant is credited with 0.50 Year of Accrual Service if he completed 500 or more Hours-of-Service in the Accrual Computation Period beginning July 1, 1979, and ending December 31, 1979.

However, Accrual Service is modified as follows:

Service before a date excluded:

Service accrued for an Accrual Computation Period ending before July 1, 1955, is excluded.

Rule of parity service excluded:

An Employee's Accrual Service, accumulated before an Accrual Break in Service, shall be excluded if

(a)         his Vesting Percentage is zero, and

(b)         his latest period of consecutive Accrual Breaks in Service equals or exceeds the greater of (i) five years, or (ii) his prior Accrual Service (disregarding any Accrual Service that was excluded because of a previous period of Accrual Breaks in Service).

Before the first Yearly Date in 1985, (i) above shall be one year, but only in the case of an individual who is not an Employee of an Employer at any time on or after January 1, 1998.

Period of Military Duty included:

A Period of Military Duty shall be included as service with the Employer to the extent it has not already been credited.  For purposes of crediting Hours-of-Service during the Period of Military Duty, an Hour-of-Service shall be credited (without regard to the 501 Hour-of-Service limitation) for each hour an Employee would normally have been scheduled to work for the Employer during such period.

ACCRUED BENEFIT means the amount of monthly retirement benefit on the Normal Form accrued by an Active Participant as of any date.  See the ACCRUED BENEFIT SECTION of Article IV.

ACTIVE PARTICIPANT means an Eligible Employee who is actively participating in the Plan according to the provisions in the ACTIVE PARTICIPANT SECTION of Article II.

ACTUARIAL EQUIVALENT means equality in the value of the aggregate amounts expected to be received under different forms of payment, based on the following assumptions:

(a)         MORTALITY TABLE -- The mortality table (male) used by the Pension Benefit Guaranty Corporation for a trusteed single-employer plan to value a benefit upon termination of an insufficient trusteed single-employer plan as of the Assumption Determination Date.

(b)         INTEREST DISCOUNT FACTOR -- Either (i) or (ii) below, whichever yields the larger benefit:

(i)         The interest discount factor used by the Pension Benefit Guaranty Corporation to value immediate annuities as of the Assumption Determination Date, applied to the Participant's Accrued Benefit as of December 31, 2001, with the balance of the Participant's Accrued Benefit not taken into account, or

(ii)        Seven percent (7%), applied to the Participant's entire Accrued Benefit.

The "Assumption Determination Date" applicable to the definition of Actuarial Equivalent shall be the first day of the calendar quarter preceding the calendar quarter in which occurs a Participant's Annuity Starting Date.

In the event the basis for determining Actuarial Equivalent is changed, Actuarial Equivalent of the Participant's Accrued Benefit on and after the date of the change shall be determined as the greater of (a) the Actuarial Equivalent of the Accrued Benefit as of the date of the change computed on the old basis, or (b) the Actuarial Equivalent of the total Accrued Benefit computed on the new basis.

ADJUSTMENT FACTOR means the cost of living adjustment factor prescribed by the Secretary of the Treasury under Section 415(d) of the Code for years beginning after December 31, 1987, as applied to such items and in such manner as the Secretary shall provide.

AFFILIATED SERVICE GROUP means any group of corporations, partnerships or other organizations of which the Employer is part and which is affiliated within the meaning of Code Section 414(m) and regulations thereunder.  Such a group includes at least two organizations one of which is either a service organization (that is, an organization the principal business of which is performing services), or an organization the principal business of which is performing management functions on a regular and continuing basis.  Such service is of a type historically performed by employees.  In the case of a management organization, the Affiliated Service Group shall include organizations related, within the meaning of Code Section 144(a)(3), to either the management organization or the organization for which it performs management functions.  The term Controlled Group, as it is used in this Plan, shall include the term Affiliated Service Group.

ANNUITY STARTING DATE means, for a Participant, the first day of the first period for which an amount is paid as an annuity or any other form.

Because the Plan's disability benefit is an "auxiliary benefit" (i.e., a disability benefit which does not reduce the benefit payable at Normal Retirement Age), a Participant who is receiving a disability benefit shall not have an Annuity Starting Date until he attains his Normal Retirement Age.

BENEFICIARY means the person or persons named by a Participant to receive any benefits under this Plan upon the Participant's death.  See the BENEFICIARY SECTION of Article IX.

CLAIMANT means any person who has made a claim for benefits under this Plan.  See the CLAIM AND APPEAL PROCEDURES SECTION of Article VIII.

CODE means the Internal Revenue Code of 1986, as amended.

CONTINGENT ANNUITANT means a Participant's spouse who will receive a lifetime benefit after the Participant's death according to a survivorship life annuity form of distribution.

CONTRIBUTIONS means Employer Contributions as set out in Article III.

CONTROLLED GROUP means any group of corporations, trades or businesses of which the Employer is a part that are under common control.  A Controlled Group includes any group of corporations, trades or businesses, whether or not incorporated, which is either a parent-subsidiary group, a brother-sister group, or a combined group within the meaning of Code Section 414(b), Code Section 414(c) and regulations thereunder and, for purposes of determining benefit limitations under the BENEFIT LIMITATION SECTION of Article IV, as modified by Code Section 415(h) and, for the purpose of identifying Leased Employees, as modified by Code Section 144(a)(3).  The term Controlled Group, as it is used in this Plan, shall be deemed to include the term Affiliated Service Group.

DISABILITY RETIREMENT DATE means the first day of any month before a Participant's Normal Retirement Date on which he ceases to be an Active Participant as a result of becoming Totally and Permanently Disabled.  This day shall be on or after the date on which he is an Active Participant, is determined to be Totally and Permanently Disabled (but not earlier than the fourth mouth of being Totally and Permanently Disabled), and on or after the date he has completed ten years of Vesting Service

EARLY RETIREMENT DATE means the first day of any month before a Participant's Normal Retirement Date which the Participant selects for the start of his retirement benefit.  This day shall be on or after the date on which he ceases to be an Employee and the date he meets the following requirement(s):

(a)         He has attained age 55.

(b)         He has completed ten years of Vesting Service.

ELIGIBILITY BREAK IN SERVICE means an Eligibility Computation Period in which an Employee is credited with zero Hours-of-Service.  An Employee incurs an Eligibility Break in Service on the last day of an Eligibility Computation Period in which he has an Eligibility Break in Service.

ELIGIBILITY COMPUTATION PERIOD means a 12-consecutive month period.  The first Eligibility Computation Period begins on an Employee's Employment Commencement Date.  Later Eligibility Computation Periods shall be 12-consecutive month periods ending on the last day of each Plan Year that begins after his Employment Commencement Date.

To determine an Eligibility Computation Period after an Eligibility Break in Service, the Plan shall use the 12-consecutive month period beginning on an Employee's Reemployment Commencement Date as if his Reemployment Commencement Date were his Employment Commencement Date.

ELIGIBILITY SERVICE means one year of service for each Eligibility Computation Period that has ended and in which an Employee is credited with at least 1,000 Hours-of-Service.

However, Eligibility Service is modified as follows:

Period of Military Duty included:

A Period of Military Duty shall be included as service with the Employer to the extent it has not already been credited.  For purposes of crediting Hours-of-Service during the Period of Military Duty, an Hour-of-Service shall be credited (without regard to the 501 Hour-of-Service limitation) for each hour an Employee would normally have been scheduled to work for the Employer during such period.

Controlled Group service included:

An Employee's service with a member firm of a Controlled Group while both that firm and the Employer were members of the Controlled Group shall be included as service with the Employer.

Additional Year of Eligibility Service included:

A year of Eligibility Service will be given for any Plan Year which contains an Employee's Employment Commencement Date, if the 12-consecutive month period in which the Employee had completed the 1,000 Hours-of-Service requirement began in that Plan Year, and if a year of Eligibility Service would not be given for that Plan Year, or for the Plan Year immediately following the first Plan Year.

ELIGIBLE EMPLOYEE means any Employee of the Employer who is:

(a)         represented for collective bargaining purposes by the Sheet Metal Workers International Association Local No. 208; and

(b)         not a Leased Employee.

EMPLOYEE means an individual who is determined in good faith by an Employer or a member of an Employer's Controlled Group to be a common-law employee of that Employer or Controlled Group member.  If, for any period of time, an individual has been determined in good faith by an Employer or Controlled Group member not to be a common-law employee, and a court or government agency subsequently makes a determination that the individual was in fact a common-law employee during that period of time, then (a) such determination shall not entitle the individual to any retroactive rights under the Plan, and (b) the individual's prospective rights under the Plan shall be determined solely in accordance with the terms of the Plan.

The term Employee shall also include any Leased Employee of any employer described in the preceding paragraph.

EMPLOYER means the Primary Employer.  This will also include any successor corporation or firm of the Employer which shall, by written agreement, assume the obligations of this Plan or any predecessor corporation or firm of the Employer (absorbed by the Employer, or of which the Employer was once a part) which became a predecessor because of a change of name, merger, purchase of stock or purchase of assets and which maintained this Plan.

EMPLOYER CONTRIBUTIONS means contributions made by the Employer to fund this Plan.  See the EMPLOYER CONTRIBUTIONS SECTION of Article III.

EMPLOYMENT COMMENCEMENT DATE means the date an Employee first performs an Hour-of-Service.

ENTRY DATE means the date an Employee first enters the Plan as an Active Participant.  See the ACTIVE PARTICIPANT SECTION of Article II.

ERISA means the Employee Retirement Income Security Act of 1974, as amended.

FISCAL YEAR means the Primary Employer's taxable year.  The last day of the Fiscal Year is December 31.

GROUP CONTRACT means the group annuity contract or contracts into which the Primary Employer enters with the Insurer for the investment of Contributions and the payment of benefits under this Plan.  The term Group Contract as it is used in this Plan is deemed to include the plural unless the context clearly indicates otherwise.

HIGHLY COMPENSATED EMPLOYEE shall have the meaning given such term in Section 414(q) of the Code.

HOUR-OF-SERVICE means the following:

(a)         Each hour for which an Employee is paid, or entitled to payment, for performing duties for the Employer during the applicable computation period.

(b)         Each hour for which an Employee is paid, or entitled to payment, by the Employer because of a period of time in which no duties are performed (irrespective of whether the employment relationship has terminated) due to vacation, holiday, illness, incapacity (including disability), layoff, jury duty, military duty or leave of absence.  Notwithstanding the preceding provisions of this subparagraph (b), no credit will be given to the Employee

(1)        for more than 501 Hours-of-Service under this subparagraph (b) because of any single continuous period in which the Employee performs no duties (whether or not such period occurs in a single computation period); or

(2)        for an Hour-of-Service for which the Employee is directly or indirectly paid, or entitled to payment, because of a period in which no duties are performed if such payment is made or due under a plan maintained solely for the purpose of complying with applicable worker's or workmen's compensation, or unemployment compensation or disability insurance laws; or

(3)        for an Hour-of-Service for a payment which solely reimburses the Employee for medical or medically related expenses incurred by him.

              For purposes of this subparagraph (b), a payment shall be deemed to be made by, or due from the Employer, regardless of whether such payment is made by, or due from the Employer, directly or indirectly through, among others, a trust fund or insurer to which the Employer contributes or pays premiums and regardless of whether contributions made or due to the trust fund, insurer or other entity are for the benefit of particular employees or are an behalf of a group of employees in the aggregate.

(c)         Each hour for which back pay, irrespective of mitigation of damages, is either awarded or agreed to by the Employer.  The same Hours-of-Service shall not be credited both under subparagraph (a) or subparagraph (b) above (as the case may be) and under this subparagraph (c).  Crediting of Hours-of-Service for back pay awarded or agreed to with respect to periods described in subparagraph (b) above will be subject to the limitations set forth in that subparagraph.

The crediting of Hours-of-Service above shall be applied under the rules of paragraphs (b) and (c) of the Department of Labor Regulation 2530.200b-2 (including any interpretations or opinions implementing said rules); which rules, by this reference, are specifically incorporated in full within this Plan.  The reference to paragraph (b) applies to the special rule for determining hours of service for reasons other than the performance of duties such as payments calculated (or not calculated) on the basis of units of time and the rule against double credit.  The reference to paragraph (c) applies to the crediting of hours of service to computation periods.

Hours-of-Service shall be credited for employment with any other employer required to be aggregated with the Employer under Code Sections 414(b), (c), (m) or (o) and the regulations thereunder for purposes of eligibility and vesting.  Hours-of-Service shall also be credited for any individual who is considered an employee for purposes of this Plan pursuant to Code Section 414(n) or Code Section 414(o) and the regulations thereunder.

Solely for purposes of determining whether a one-year break in service has occurred for eligibility or vesting purposes, during a Parental Absence an Employee shall be credited with the Hours-of-Service which otherwise would normally have been credited to the Employee but for such absence, or in any case in which such hours cannot be determined, eight Hours-of-Service per day of such absence, but not in excess of 501 Hours-of-Service.  The Hours-of-Service credited under this paragraph shall be credited in the computation period in which the absence begins if the crediting is necessary to prevent a break in service in that period; or in all other cases, in the following computation period.

INACTIVE PARTICIPANT means a former Active Participant who has an Accrued Benefit.  See the INACTIVE PARTICIPANT SECTION of Article II.

INSURER means Principal Mutual Life Insurance Company and any other insurance company or companies named by the Primary Employer.

INVESTMENT MANAGER means any fiduciary (other than a trustee or Named Fiduciary)

(a)         who has the power to manage, acquire, or dispose of any assets of the Plan; and

(b)         who (1) is registered as an investment adviser under the Investment Advisers Act of 1940, or (2) is a bank, as defined in the Investment Advisers Act of 1940, or (3) is an insurance company qualified to perform services described in subparagraph (a) above under the laws of more than one state; and

(c)         who has acknowledged in writing being a fiduciary with respect to the Plan.

LATE RETIREMENT DATE means the first day of any month which is after a Participant's Normal Retirement Date and on which retirement benefits begin. If a Participant continues to work for the Employer after his Normal Retirement Date, his Late Retirement Date shall be the earliest first day of the month on or after he ceases to be an Employee.  An earlier Retirement Date may apply if the Participant is age 702.  See the WHEN BENEFITS START SECTION of Article VI.

LEASED EMPLOYEE means any person (other than an employee of the recipient) who, pursuant to an agreement between the recipient and any other person ("leasing organization"), has performed services for the recipient (or for the recipient and related persons, determined in accordance with Code Section 414(n)(6)) on a substantially full-time basis for a period of at least one year, with such services performed under the primary direction or control of the recipient.  Contributions or benefits provided a Leased Employee by the leasing organization which are attributable to service performed for the recipient employer shall be treated as provided by the recipient employer.

A Leased Employee shall not be considered an employee of the recipient if:

(a)         such employee is covered by a money purchase pension plan providing (1) a nonintegrated employer contribution rate of at least 10 percent of compensation, as defined in Code Section 15(c)(3), but including amounts contributed pursuant to a salary reduction agreement which are excludable from the employee's gross income under Code Sections 125, 402(a)(8), 402(h) or 403(b),

(2) immediate participation, and (3) full and immediate vesting and

(b)         Leased Employees do not constitute more than 20 percent of the recipient's nonhighly compensated workforce.

NAMED FIDUCIARY means the person or persons who have authority to control and manage the operation and administration of the Plan.

The Named Fiduciary is the Employer.

NORMAL FORM means a single life annuity with certain period, where the certain period is three years.

NORMAL RETIREMENT AGE means the age at which the Participant's normal retirement benefit becomes nonforfeitable.  A Participant's Normal Retirement Age is 65.

NORMAL RETIREMENT DATE means the earliest first day of the month on or after the date the Participant reaches his Normal Retirement Age.  Unless otherwise provided in this Plan, a Participant's retirement benefits shall begin on his Normal Retirement Date if he has ceased to be an Employee on such date.  See the WHEN BENEFITS START SECTION of Article VI.

PARENTAL ABSENCE means an Employee's absence from work which begins on or after the first Yearly Date after December 31, 1984,

(a)         by reason of pregnancy of the Employee,

(b)         by reason of birth of a child of the Employee,

(c)         by reason of the placement of a child with the Employee in connection with adoption of such child by such Employee, or

(d)         for purposes of caring for such child for a period beginning immediately following such birth or placement.

PARTICIPANT means either an Active Participant or an Inactive Participant.

PERIOD OF MILITARY DUTY shall have the meaning given the phrase "Qualified Military Service" in Section 414(u)(5) of the Code.

PLAN means the defined benefit retirement plan of the Employer set forth in this document, including any later amendments to it.

PLAN ADMINISTRATOR means the person or persons who administer the Plan.

The Plan Administrator is the Employer.

PLAN YEAR means a period beginning on a Yearly Date and ending on the day before the next Yearly Date.

PRESENT VALUE means the current value of a benefit payable on a specified form and on a specified date.  The method of determining Present Value is based upon the following assumptions:

(a)         MORTALITY TABLE -- The mortality table published by the Internal Revenue Service pursuant to Section 417(e)(3) of the Code, determined as of the Annuity Starting Date.

(b)         INTEREST DISCOUNT FACTOR -- The annual interest rate on 30-year Treasury Securities, as published by the Internal Revenue Service, for November of the calendar year preceding the calendar year in which occurs the Annuity Starting Date; provided, however, that for any Annuity Starting Date on or after January 1, 2000, and on or before the first anniversary of the Primary Employer's adoption of the January 1, 2000, Restatement of the Plan, the interest discount factor shall be based on either the interest rate described in the preceding portion of this sentence or the rates of interest used by the Pension Benefit Guaranty Corporation to value a benefit upon termination of an insufficient trusteed single-employer plan (determined without regard to sex and as of the first day of the calendar quarter preceding the calendar quarter in which occurs the Annuity Starting Date), whichever approach produces the greater Present Value.

The mortality and interest assumptions specified above (other than the proviso to item (b)) shall also be used in determining whether any benefit payment in a form other than a straight life annuity complies with Section 415(b) of the Code.

PRIMARY EMPLOYER means PAUL MUELLER COMPANY.

QUALIFIED JOINT AND SURVIVOR FORM means, for a Participant who has a spouse, an immediate survivorship life annuity, where the survivorship percentage is 50% and the Contingent Annuitant is the Participant's spouse.  A former spouse will be treated as the spouse to the extent provided under a qualified domestic relations order as described in Code Section 414(p).  If a Participant does not have a spouse, the Qualified Joint and Survivor Form means the Normal Form.

This Qualified Joint and Survivor Form shall be at least the Actuarial Equivalent of any form of benefit offered under the Plan.

QUALIFIED PRERETIREMENT SURVIVOR ANNUITY means a straight life annuity payable to the surviving spouse of a Participant who dies before his Annuity Starting Date. Benefits shall be determined as if the Participant had ceased to be an Employee on the date of his death (date he last ceased to be an Employee, if earlier) and survived to the date benefits become payable to the spouse and retired on that date.  The monthly benefit payable to the spouse shall be equal to the survivorship percentage of the retirement benefit that would have been payable to the Participant if his Retirement Date had occurred on the date benefits start to the spouse and fie had retired under the Qualified Joint and Survivor Form.  If the Participant elects a survivorship annuity (where the survivorship percentage is at least 50% and the Contingent Annuitant is the Participant's spouse) and which is at least the Actuarial Equivalent of the Qualified Joint and Survivor Form, then such form shall be treated as the Qualified Joint and Survivor Form for purposes of determining the Qualified Preretirement Survivor Annuity.  Such election must be a qualified election according to the provisions of the ELECTION PROCEDURES SECTION of Article VI.  A former spouse will be treated as the surviving spouse to the extent provided under a qualified domestic relations order as described in Code Section 414(p).

REEMPLOYMENT COMMENCEMENT DATE means the date an Employee is first credited with an Hour-of-Service for performing duties following an Eligibility Break in Service.

REENTRY DATE means the date a former Active Participant reenters the Plan. See the ACTIVE PARTICIPANT SECTION of Article II.

RETIREMENT DATE means the date a retirement benefit will begin and is a Participant's Disability, Early, Normal or Late Retirement Date, as the case may be.

SEMI-YEARLY DATE means each Yearly Date and the sixth Monthly Date after each Yearly Date which is within the same Plan Year.

SOCIAL SECURITY RETIREMENT AGE means age 65 in the case of a Participant attaining age 62 before January 1, 2000 (i.e., born before January 1, 1938), age 66 for a Participant attaining age 62 after December 31, 1999, and before January 1, 2017 (i.e., born after December 31, 1937, but before January 1, 1955), and age 67 for a Participant attaining age 62 after December 31, 2016 (i.e., born after December 31, 1954).

TEFRA means the Tax Equity and Fiscal Responsibility Act of 1982.

TEFRA COMPLIANCE DATE means the date a plan is to comply with the provisions of TEFRA.  The TEFRA Compliance Date as used in this Plan is,

(a)         for purposes of benefit limitations, Code Section 415,

(1)         if the plan was in effect on July 1, 1982, the first day of the first limitation year which begins after December 31, 1982, or

(2)         if the plan was not in effect on July 1, 1982, the first day of the first limitation year which ends after July 1, 1982.

(b)         for all other purposes, the first Yearly Date after December 31, 1983.

TOTALLY AND PERMANENTLY DISABLED means that a Participant is disabled, as a result of a physical or mental condition to the extent that he is completely prevented from performing his regular, full-time employment or any related or similar occupation which is expected to last at least 12 months, or result in death.

The determination of the disability and the determination of the Participant's disability date shall be made by a physician selected by the Plan Administrator.  The Plan Administrator, upon receipt of any notice of proof of a Participant's total and permanent disability, shall have the right and opportunity to have a physician it designates examine the Participant when and as often as it may reasonably require, prior to attainment of 65.

VESTING BREAK IN SERVICE means a Vesting Computation Period in which an Employee is credited with 500 or fewer Hours-of-Service.  An Employee incurs a Vesting Break in Service on the last day of a Vesting Computation Period in which he has a Vesting Break in Service.

VESTING COMPUTATION PERIOD means a 12-consecutive month period ending on (i) each June 30 through (ii) June 30, 1979, and (iii) the 12-consecutive month period ending on each following December 31.

VESTING PERCENTAGE means the percentage used to determine that portion of a Participant's Accrued Benefit resulting from Employer Contributions which is nonforfeitable (cannot be lost since it is vested).

A Participant's Vesting Percentage is shown in the following schedule opposite the number of whole years of his Vesting Service.

VESTING SERVICE (whole years) -------------------------	VESTING PERCENTAGE --------------------
Less than 5 5 or more	0 100

However, the Vesting Percentage for a Participant who is an Employee on or after the earlier of (i) the date he reaches his Normal Retirement Age or (ii) the date he meets the requirement(s) for an Early Retirement Date, shall be 100% on such date.

If the schedule used to determine a Participant's Vesting Percentage is changed, the new schedule shall not apply to a Participant unless he is credited with an Hour-of-Service on or after the date of the change and the Participant's nonforfeitable percentage on the day before the date of the change is not reduced under this Plan.  The amendment provisions of the AMENDMENT SECTION of Article IX regarding changes in the computation of the Vesting Percentage shall apply.

VESTING SERVICE means one year of service for each Vesting Computation Period in which an Employee is credited with at least 1,000 Hours-of-Service.

However, Vesting Service is modified as follows:

Rule of parity service excluded:

An Employee's Vesting Service, accumulated before a Vesting Break in Service, shall be excluded if

(a)         his Vesting Percentage is zero, and

(b)         his latest period of consecutive Vesting Breaks in Service one-year Periods of Severance prior Vesting Service (disregarding any Vesting Service that was excluded because of a previous period of Vesting Breaks in Service).

Before the first Yearly Date in 1985, (i) above shall be one year, but only in the case of an individual who is not an Employee of an Employer at any time on or after January 1, 1998.

Period of Military Duty included:

A Period of Military Duty shall be included as service with the Employer to the extent it has not already been credited.  For purposes of crediting Hours-of-Service during the Period of Military Duty, an Hour-of-Service shall be credited (without regard to the 501 Hour-of-Service limitation) for each hour an Employee would normally have been scheduled to work for the Employer during such period.

Controlled Group service included:

An Employee's service with a member firm of a Controlled Group while both that firm and the Employer were members of the Controlled Group shall be included as service with the Employer.

YEARLY DATE means July 1, 1955, and each following July I through July 1, 1979, and each following January 1.

YEARS OF SERVICE means an Employee's Vesting Service disregarding any modifications which exclude service.

ARTICLE II

PARTICIPATION

_____________________________________________________________________

2.01      ACTIVE PARTICIPANT

(a)         An Employee shall first become an Active Participant (begin active participation in the Plan) on the earliest Semi-yearly Date on or after January 1, 1992, on which he is an Eligible Employee and has met the eligibility requirement set forth below.  This date is his Entry Date.

(1)        He has completed one year of Eligibility Service before his Entry Date.

              Each Employee who was an Active Participant under the Plan on December 31, 1991, shall continue to be an Active Participant if he is still an Eligible Employee on January 1, 1992, and his Entry Date will not change.

              If a person has been an Eligible Employee who has met all the eligibility requirements above, but is not an Eligible Employee on the date which would have been his Entry Date, he shall become an Active Participant on the date he again becomes an Eligible Employee.  This date is his Entry Date.

(b)         An Inactive Participant shall again become an Active Participant (resume active participation in the Plan) on the date he again performs an Hour-of-Service as an Eligible Employee.  This date is his Reentry Date.

              Upon again becoming an Active Participant, he shall cease to be an Inactive Participant.

(c)         A former Participant shall again become an Active Participant (resume active participation in the Plan) on the date he again performs an Hour-of-Service as an Eligible Employee.  This date is his Reentry Date.

There shall be no duplication of benefits for a Participant under this Plan because of more than one period as an Active Participant.

2.02      INACTIVE PARTICIPANT

An Active Participant shall become an Inactive Participant (stop accruing benefits under the Plan) on the earliest of the following:

(a)         The date on which he ceases to be an Eligible Employee (on his Retirement Date if he ceases to be an Eligible Employee within one month of his Retirement Date).

(b)         The effective date of complete termination of the Plan.

(c)         The date he incurs an Accrual Break in Service.

An Employee or former Employee who was an Inactive Participant under the Plan on December 31, 1991, shall continue to be an Inactive Participant on January 1, 1992.  Eligibility for any benefits payable to him or on his behalf and the amount of the benefits shall be determined according to the provisions of the prior document, unless otherwise stated in this Plan.

2.03      CESSATION OF PARTICIPATION

A Participant, whether active or inactive, shall cease to be a Participant on the earlier of the following:

(a)         The date of his death.

(b)         The date he receives a single sum distribution which is in lieu of all of his benefits under the Plan if his Vesting Percentage is 100%.

An Inactive Participant shall also cease to be a Participant on the earliest date on which he is not entitled to a deferred monthly income under the VESTED BENEFITS SECTION of Article V.

ARTICLE III

CONTRIBUTIONS

_____________________________________________________________________

3.01      EMPLOYER CONTRIBUTIONS

The amount of Employer Contributions shall meet or exceed the minimum funding standards of ERISA and the Code.

The amount and time of Employer Contributions shall be determined based on actuarial valuations and recommendations as to the amounts required to fund benefits under this Plan.  Dividends declared under the Group Contract and forfeitures shall be applied to reduce future Employer Contributions.

A portion of the Plan assets resulting from Employer Contributions (but not more than the original amount of those Contributions) may be returned if the Employer Contributions are made because of a mistake of fact or are more than the amount deductible under Code Section 404 (excluding an amount which is not deductible because the Plan is disqualified).  The amount involved must be returned to the Employer within one year after the date the Employer Contributions are made by mistake of fact or the date the deduction is disallowed, whichever applies.  Except as provided under this paragraph and in Article VII, the assets of the Plan shall never be used for the benefit of the Employer and are held for the exclusive purpose of providing benefits to Participants and their Beneficiaries and for defraying reasonable expenses of administering the Plan.

3.02      INVESTMENT OF CONTRIBUTIONS

All Contributions are forwarded by the Employer to the Insurer to be deposited in the Group Contract.

The Named Fiduciary may delegate to the Investment Manager investment discretion for Plan assets.

3.03      FUNDING POLICY

At least annually, the Named Fiduciary shall review all pertinent Employee information and Plan data to establish the Plan's funding policy and to determine appropriate methods to carry out the Plan's objectives.  The Named Fiduciary shall annually inform any Investment Manager of the Plan's short-term and long-term financial needs so the investment policy can be coordinated with the Plan's financial requirements.

3.04      LIQUIDITY SHORTFALL LIMITATIONS

If the Plan has a liquidity shortfall within the meaning of Section 412(m) of the Internal Revenue Code, the Plan shall not pay benefits in excess of the amounts payable as a monthly Accrued Benefit, plus any applicable Social Security supplements, to a Participant or Beneficiary the payment of whose benefits commences during the period of the liquidity shortfall.  Additional restrictions shall apply to a period of a liquidity shortfall to the extent required by Section 401(a)(32) of the Internal Revenue Code and Section 206(d) of ERISA.

ARTICLE IV

RETIREMENT BENEFITS

_____________________________________________________________________

4.01      ACCRUED BENEFIT

An Active Participant's monthly Accrued Benefit as of any date will be calculated according to subsections (a), (b) and (c), below:

(a)         If a Participant was an Active Participant on April 1, 1996, or first became an Active Participant after that date, his monthly Accrued Benefit as of any date will be an amount equal to $25.00 multiplied by his Accrual Service (not to exceed 35 years) on such date.

(b)        If a Participant was not an Active Participant on April 1, 1996, and did not first become an Active Participant after that date, but was an Active Participant on September 19, 1994, or first became an Active Participant after that date, his monthly Accrued Benefit as of any date, will be determined as follows:

(1)        An amount equal to:

(i)         Before January 1, 1996, $21.00; and

(ii)        On and after January 1, 1996, $25.00.

(2)        Multiplied by his Accrual Service for the applicable period(s) specified in (1) above; provided, however, that:

(i)         Regardless of when the service was rendered, no more than 35 years of Accrual Service shall be counted; and

(ii)        In the event that the 35-year limitation applies to a Participant's Accrual Service, his Accrued Benefit shall be calculated by counting last years first.

(c)         If a Participant was not an Active Participant on September 19, 1994, and did not first become an Active Participant after that date, his monthly Accrued Benefit as of any date will be determined as follows:

(1)        An amount equal to:

(i)         Before January 1, 1981, $12.00;

(ii)        On and after January 1, 1981, and before January 1, 1984, $14.00;

(iii)       On and after January 1, 1984, and before January 1, 1994, $20.00;

(iv)        On and after January 1, 1994, and before January 1, 1996, $21.00; and

(v)         On and after January 1, 1996, $25.00.

(2)        Multiplied by his Accrual Service for the applicable period(s) specified in (1) above; provided, however, that:

(i)         Regardless of when the service was rendered, no more than 35 years of Accrual Service shall be counted;

(ii)        For service prior to January 1, 1994, no more than 30 years of Accrual Service shall be counted; and

(iii)       For service prior to January 1, 1985, no more than 25 years of Accrual Service shall be counted.

              In the event that the 25, 30 or 35-year limitation applies to a Participant's Accrual Service, his Accrued Benefit shall be calculated by counting last years first.

4.02      DISREGARD OF ACCRUED BENEFIT

If a Participant receives a single-sum payment equal to the Present Value of his entire vested Accrued Benefit, his entire Accrued Benefit as of the date of the distribution shall be disregarded.  Such Participant shall not have a right to restore his Employer derived Accrued Benefit.

If a Participant receives a single-sum payment that is less than the Present Value of his entire vested Accrued Benefit, a portion of his vested Accrued Benefit as of the date of the distribution shall be disregarded.  This portion shall be determined by multiplying his entire vested Accrued Benefit as of the date of the distribution by the ratio of (i) the single-sum payment to (ii) the Present Value of such vested Accrued Benefit.  Such Participant shall not have a right to restore his Employer derived Accrued Benefit.

If a Participant again becomes an Eligible Employee after receiving a single-sum payment of the Present Value of his entire vested Accrued Benefit, but less than the Present Value of his entire Accrued Benefit as of the date of the distribution, he shall have the right to restore his Employer derived Accrued Benefit (including all optional forms of benefits and subsidies relating to such benefits) to the extent disregarded.  Such Accrued Benefit shall be restored upon repayment to the Plan of the full amount of the distribution resulting from Employer Contributions, plus interest determined in accordance with Section 411(c)(2)(C) of the Code (using five percent for the rate referenced in Code Section 411(c)(2)(C)(ii)).  Such repayment must be made before the earlier of the date five years after the date he again becomes an Eligible Employee or the end of the first period of five consecutive Vesting Breaks in Service which begin after the date of the distribution.  If a Participant was deemed to have received a distribution of the Present Value of his entire vested Accrued Benefit because his vested Accrued Benefit was zero, and the Participant again becomes an Eligible Employee before the end of the first period of five consecutive Vesting Breaks in Service which begin after the date of the deemed distribution, upon the date he again performs an Hour-of-Service as an Eligible Employee, the Employer derived Accrued Benefit shall be restored to the amount of such Accrued Benefit on the date of the deemed distribution.

4.03      BENEFIT LIMITATION

In no event shall the monthly retirement benefit payable under the Plan, in combination with any monthly retirement benefit payable under any other defined benefit plan maintained by an Employer or Controlled Group member, exceed the limitations applicable to the Plan under Section 415(b) of the Code and the regulations promulgated thereunder.  If the monthly retirement benefit otherwise payable under the Plan would exceed such limitations, then, notwithstanding any other provision of the Plan, such monthly retirement benefit shall be reduced to the extent necessary to ensure that such limitations are not exceeded.

4.04      AMOUNT OF BENEFIT AT RETIREMENT

The amount of retirement benefit to be provided on the Normal Form for an Active Participant on his Retirement Date shall be determined according to the provisions of this section.  The monthly retirement benefit shall not decrease after the Participant's Retirement Date due to any increase in social security benefits that occurs after he ceases to be an Employee.

An Active Participant's retirement benefit on his Normal Retirement Date shall be equal to his Accrued Benefit on such date.

An Active Participant's retirement benefit on his Early Retirement Date shall be equal to his Accrued Benefit on such specified date, reduced by 1/2% for each month his Early Retirement Date precedes his Normal Retirement Date.

An Active Participant's retirement benefit on his Disability Retirement Date shall be equal to his Accrued Benefit on such specified date.

An Active Participant's retirement benefit on his Late Retirement Date shall be equal to the greater of (a) or (b) below:

(a)         His Accrued Benefit on his Late Retirement Date.

(b)         His Accrued Benefit on his Normal Retirement Date, multiplied by the factor shown below corresponding to the number of years his Late Retirement Date follows his Normal Retirement Date.

NUMBER OF YEARS LATE RETIREMENT DATE FOLLOWS NORMAL RETIREMENT DATE -----------------------------------------	FACTOR ------------
1 2 3 4 5 6 7 8 9 10	1.0600 1.1200 1.1900 1.2600 1.3400 1.4200 1.5000 1.5900 1.6900 1.7900

The above factors shall be prorated for a partial year (counting a partial month as a complete month).  Factors for numbers of years beyond ten shall be determined using a consistently applied reasonable actuarially equivalent method.

An Active Participant's retirement benefit on the Normal Form shall not be less than the greatest amount of benefit that would have been provided for him had he retired on any earlier Retirement Date.

The Participant's retirement benefits shall be distributed to the Participant according to the distribution of benefits provisions of Article VI and the small amounts provisions of the SMALL AMOUNTS SECTION of Article IX; provided, however, that any portion of a disability benefit that is payable prior to a Participant's Annuity Starting Date shall be distributed under the Normal Form.  The amount of payment under any form (other than the Normal Form) shall be determined as provided under the OPTIONAL FORMS OF DISTRIBUTION AND DISTRIBUTION REQUIREMENTS SECTION of Article VI.

4.05      TEMPORARY LIMITATION OF BENEFITS

(a)         For Plan Years beginning before January 1, 1993, the limitations set forth in this (a) apply.

(1)         The amount of Employer Contributions used to provide a Participant's retirement benefit on the Normal Form shall be limited as provided in (2) below if the Participant is one of the Employer's 25 most highly paid Employees on the original effective date of the Plan, the retirement benefit is over $125 ($1,500 annually), and one of the following conditions occurs:

(i)          The Plan is terminated within ten years of the effective date of the Plan.

(ii)        The monthly retirement benefit of such highly paid Participant becomes payable within ten years of the effective date of the Plan, or

(iii)       If Code Section 412 (without regard to Code Section 412(h)(2)) does not apply to this Plan, the monthly retirement benefit of such highly paid Participant becomes payable more than ten years after the effective date of the Plan, and the full current costs of the Plan for the first ten years have not been met.

(2)         If one of the conditions in (1) above does occur, the amount of Employer Contributions used to provide retirement benefit on the Normal Form for such a highly paid Participant shall not exceed the amount provided by the greater of (i) or (ii) and, if this Plan is subject to Section 4021(a) of ERISA, (iii) or (iv) below, whichever applies:

(i)         $20,000.

(ii)        20% of the first $50,000 of the average of his annual compensation for the five latest calendar years multiplied by the number of years between the effective date of the Plan and the earlier of (A) the date the benefit becomes payable, or (B) the date the Plan terminates.  If on the earlier of (A) or (B) the full current costs have not been met, then the date on which the full current costs have not been met shall be substituted for such earlier date.

(iii)       For a Participant who is a substantial owner (as defined in Section 4022(b)(5) of ERISA), an amount equal to the present value of the benefit guaranteed for him under Section 4022 of ERISA.  If the Plan has not terminated, an amount equal to the present value of the benefit which would be guaranteed for such Participant under Section 4022 of ERISA if the Plan were to terminate on the date the retirement benefit is to begin.  Such present value shall be determined according to regulations of the Pension Benefit Guaranty Corporation.

(iv)        For a Participant who is not described in (iii) above, an amount equal to the present value of the benefit guaranteed for him under Section 4022(b)(3)(B) of ERISA, without regard to any other limitations in Section 4022 of ERISA. If the Plan has not terminated, an amount equal to the present value of the benefit which would be guaranteed for such Participant under Section 4022(b)(3)(B) of ERISA, without regard to any other limitations in Section 4022 of ERISA, if the Plan were to terminate on the date the benefit is to begin.  Such present value shall be determined according to regulations of the Pension Benefit Guaranty Corporation.

(3)         If the Plan is amended to increase the retirement benefit on the Normal Form provided by Employer Contributions, the amount of such Contributions used to provide that benefit may be limited. Such amount shall be limited if the Participant is one of the Employer's 25 most highly paid Employees on the effective date of the amendment and the retirement benefit provided by Employer Contributions made before the effective date of the amendment and during the following ten years (assuming his rate of pay remains unchanged) is over $125 ($1,500 annually).

The provisions of (1) and (2) above shall continue to apply to the original group of Participants who are highly paid Employees as if the Plan had not been amended.  The amount of Employer Contributions which may be used for the benefit of the new group of Participants who are highly paid Employees shall be limited as provided in (2) above, except that, in lieu of (2)(i) and (ii), the following (i) and (ii) shall be substituted:

(i)          The amount of Employer Contributions which would have been applied to provide benefits for the Participant if the Plan had continued without change or $20,000, if greater.

(ii)         The sum of (A) the amount of Employer Contributions which would have been applied to provide benefits for the Participant if the Plan had terminated on the day before the effective date of the amendment, and (B) the product of the number of years for which the current costs of the Plan after the effective date of the amendment are met multiplied by the lesser of (a) 20 percent of the average of his annual pay for the five latest calendar years, or (b) $10,000.

(4)         The limitations described above may be exceeded for the purpose of making current monthly retirement benefit payments to retired Participants who would otherwise be subject to such limitations. The limitations may be exceeded only if all of the following conditions are met:

(i)          The Employer Contributions which may be used for such retired Participant according to the preceding provisions of this section are applied to provide either a level amount of monthly retirement benefit on the Normal Form or a level amount of monthly retirement benefit on an optional form of retirement benefit not greater in amount than the amount of monthly benefit on the Normal Form.

(ii)        The monthly retirement benefit provided is supplemented by monthly payments to the extent necessary to provide the full monthly retirement benefit on the Normal Form.

(iii)       The full current costs of the Plan have been met or the total of such supplemental payments for all such retired Participants does not exceed the total Employer Contributions already made under the Plan in the year then current.

A highly paid Participant may receive a single sum distribution only if he enters into an agreement to repay to the Plan all amounts he receives in excess of the limitations of this section.  The requirement of repayment shall apply if the Plan terminates, if the full current costs of the Plan are not met during a period when the limitations of this section are in effect, or benefits are paid when the Plan is less than ten years old.  In order to guarantee the repayment, the Participant must deposit the amount which would be repayable in a guaranteed account or with an acceptable depository property having a fair market value equal to 125 percent of the amount which would be repayable had the Plan terminated on the date of the single sum distribution.  If the market value of the property held by the depository falls below 110 percent of the amount which would be repayable if the Plan were then to terminate, additional property necessary to bring the value of the property held by the depository up to 125 percent of such amount will be deposited.

(b)         For Plan Years beginning on or after January 1, 1993, the limitations set forth in this (b) apply.

             In the event of Plan termination, the benefit of any active or former Highly Compensated Employee is limited to a benefit that is nondiscriminatory under Code Section 401(a)(4).

             For Plan Years beginning on or after January 1, 1993, benefits distributed to any of the 25 most highly compensated active and former Highly Compensated Employees are restricted such that the annual payments are no greater than an amount equal to the payment that would be made on behalf of the Employee under a single life annuity that is the Actuarial Equivalent of the sum of the Employee's Accrued Benefit and the Employee's other benefits under the Plan.

              The preceding paragraph shall not apply if:

(1)         after payment of the benefit to an Employee described in the preceding paragraph, the value of plan assets equals or exceeds 110 percent of the value of current liabilities, as defined in Code Section 412(l)(7), or

(2)         the value of the benefits for an Employee described above is less than one percent of the value of current liabilities.

              For purposes of this (b), benefit includes loans in excess of the amount set forth in Code Section 72(p)(2)(A), any periodic income, any withdrawal values payable to a living Employee, and any death benefits not provided by insurance on the Employee's life.

4.06      BENEFITS UPON REEMPLOYMENT AFTER RETIREMENT DATE:  SUSPENSION

A retired Participant who is receiving monthly retirement income payments under the Plan will have those monthly payments suspended for each calendar month in which he performs services for an Employer on a "full-time" basis; provided, however, that no such suspension shall occur:

(a)         during any month after the Participant's Normal Retirement Date during which he performs fewer than 40 Hours-of-Service; or

(b)         after termination of the Plan.

For purposes of this Section, an Employee shall be considered "full-time" if he is schedule to work at least 20 hours per week.

Such Participant will be notified, by personal delivery or first class mail, during the first calendar month in which benefits are suspended.  Such notification will contain (i) specific reasons for the suspension, (ii) a summary of the Plan's suspension provisions, (iii) a copy of the Plan's suspension provisions, (iv) a statement to the effect that applicable Department of Labor regulations may be found in paragraph 2530.203-3 of volume 29 of the Code of Federal Regulations and (v) the procedure for requesting a review of the suspension.  If an offset will be applied as provided below, the notification to the Participant will tell him the months to which the offset applies, how much the offset is, and how the offset will be applied.

If the Participant is not notified in the first month in which payments are to be suspended, those payments for months before the notification will not be suspended, but will be an offset when payments resume.  When payments resume, each monthly payment will be reduced by the lesser of (i) 25% or (ii) the amount of the remaining offset; provided, however, the 25% limitation does not apply to the initial monthly payment.

Payments will resume no later than the earlier of (i) the first day of the third calendar month after the calendar month in which the Participant is no longer a full-time Employee (or, after his Normal Retirement Date, performs fewer than 40 Hours-of-Service), or (ii) the date termination of the Plan occurs.  The first payment will include suspended payments for prior months in which the Participant was not a full-time Employee (or, after his Normal Retirement Date, performed fewer than 40 Hours-of-Service), but may be offset as provided above.

The Participant may request a review of any suspension or may request a determination of whether specific employment would result in payments being suspended.  The procedure for these requests will be the same as the procedures used for claims as provided in the CLAIM AND APPEAL PROCEDURES SECTION of Article VIII.

Any suspended payments will be used to reduce future Employer Contributions.

Suspension of payments will not otherwise affect the amount or form of benefit payable to the Participant.  If the Participant dies while payments are suspended, any death benefit will be determined by the form of benefit in effect on his earlier Retirement Date, and will be payable according to the provisions of Article IV.  For purposes of determining any death benefits, suspended payments will be treated as though they had been paid to the Participant.  If monthly payments are to be continued to a Beneficiary or Contingent Annuitant any offset will be applied.

If such Participant again becomes an Active Participant, his Accrued Benefit under the Plan will be reduced by his Accrued Benefit on his earlier Retirement Date.

ARTICLE V

OTHER BENEFITS

_____________________________________________________________________

5.01     DEATH BENEFITS

The provisions of this Section shall apply on or after August 23, 1984, to any Participant who is credited with at least one Hour-of-Service on or after August 23, 1984, and to such other Participants as are subject to the "Transitional Rules" described in Section 6.06.  The provisions of the Plan as in effect on the day before the TEFRA Compliance Date shall apply before such date.

If a Participant dies before his Annuity Starting Date, death benefits shall be determined under subsections (a) and (b), below.  Such death benefits shall be distributed in accordance with the distribution of benefits provisions of Article VI and the cash-out provisions of Section 9.10.  If a Participant dies after his Annuity Starting Date, any death benefits will be determined by the form of retirement benefit in effect on the Participant's Annuity Starting Date.

(a)         QUALIFIED PRERETIREMENT SURVIVOR ANNUITY.

              A Qualified Preretirement Survivor Annuity shall be payable with respect to a deceased Participant if the following requirements are met:

(1)         The Participant is survived by a spouse to whom he was continuously married throughout the one-year period ending on the date of his death; and

(2)         The Participant's Vesting Percentage on the date of his death was greater than zero.

              Such a Participant's surviving spouse may elect to begin receiving a Qualified Preretirement Survivor Annuity on any first day of the month on or after the earliest date that retirement benefits could have been paid to the Participant if he had ceased to be an Employee on the date of his death and survived to retire.  Such benefits must begin by the date the Participant would have reached his Normal Retirement Age.  If the spouse dies before the Qualified Preretirement Survivor Annuity begins, the only death benefit payable with respect to the Participant shall be the Lump-Sum Death Benefit described in (b), below.

              The monthly benefit payable to a Participant's surviving spouse under a Qualified Preretirement Survivor Annuity shall not be less than the monthly benefit which is the Actuarial Equivalent of the Participant's Single-Sum Death Benefit calculated in accordance with subsection (b).

              If (i) a Participant waives the Qualified Preretirement Survivor Annuity, pursuant to the provisions of Article VI (by electing to have the Single-Sum Death Benefit described in (b), below, paid to his Beneficiary after the above requirements have been met), or (ii) a spouse waives the Qualified Preretirement Survivor Annuity, pursuant to the provisions of Article VI (by electing to receive a Single-Sum Death Benefit), the amount of any Qualified Preretirement Survivor Annuity shall be reduced by the amount of the monthly benefit which is the Actuarial Equivalent of the Participant's Single-Sum Death Benefit as of the date benefits begin.

(b)         SINGLE-SUM DEATH BENEFIT.

              If the requirements of subsection (a), above, have not been met on the date of a Participant's death, his Beneficiary shall receive a Single-Sum Death Benefit equal to the product of $150 and his Accrual Service as of such date.  In no event will the amount of this Single-Sum Death Benefit exceed $2,000.  If the requirements of subsection (a), above, have been met on the date of a Participant's death, the amount of any Single-Sum Death Benefit (calculated in accordance with the first sentence of this paragraph) shall be reduced by the Actuarial Equivalent value of the Qualified Preretirement Survivor Annuity payable to the Participant's spouse; provided, however, that there shall be no reduction in the amount of a Single-Sum Death Benefit if (i) the Qualified Preretirement Survivor Annuity has been waived (by either the Participant or his surviving spouse), or (ii) the Participant's spouse dies before beginning to receive the Qualified Preretirement Survivor Annuity.

              Before any Single-Sum Death Benefit will be paid on account of the death of a Participant whose Vesting Percentage on the date of his death was greater than zero, the Participant's Beneficiary must establish to the satisfaction of the Plan Administrator that the Participant had no spouse or that the Participant had not been continuously married throughout the one-year period ending on the date of his death.

              If, after payment of any Single-Sum Death Benefit, the Present Value of the remaining Qualified Preretirement Survivor Annuity is $10,000 or less, a Participant's surviving spouse may elect to receive such Present Value in a single-sum payment (in lieu of the Qualified Preretirement Survivor Annuity).  Such a single-sum payment will be made only if the spouse so elects.  The spouse's election shall be subject to the requirements in Article VI governing a qualified election of a death benefit payable in a form other than a Qualified Preretirement Survivor Annuity.

5.02      VESTED BENEFITS

A Participant who becomes an Inactive Participant before retirement or death will be entitled to one of the following vested benefits whichever is applicable.  Any distribution of vested benefits shall be a retirement benefit and shall be subject to the distribution of benefits provisions of Article VI and the provisions of the SMALL AMOUNTS SECTION of Article IX.

(a)         A deferred monthly retirement benefit on the Normal Form to begin on his Normal Retirement Date.  The deferred retirement benefit will be equal to the product of (1) and (2):

(1)         The Participant's Accrued Benefit on the day before he became an Inactive Participant.

(2)         The Participant's Vesting Percentage on the date he ceases to be an Employee.

(b)         A deferred monthly retirement benefit on the Normal Form to begin on his Early Retirement Date.  The deferred retirement benefit shall be equal to the amount under (a) above reduced by 1/2% for each month his Early Retirement Date precedes his Normal Retirement Date.

The amount of payment under any form (other than the Normal Form) shall be determined as provided under the OPTIONAL FORMS OF DISTRIBUTION AND DISTRIBUTION REQUIREMENTS SECTION of Article VI.  After the Participant ceases to be an Employee, the deferred retirement benefit shall not decrease because of any post-separation social security benefit increase.  If he again becomes an Active Participant, such a decrease shall also not apply to any deferred retirement benefit to which he was entitled before his Reentry Date.

If the Participant dies before his Annuity Starting Date, death benefits shall be distributed according to the provisions of the DEATH BENEFITS SECTION of Article V.

ARTICLE VI

WHEN BENEFITS START AND DISTRIBUTION OF BENEFITS

_____________________________________________________________________

The provisions of the AUTOMATIC FORMS OF DISTRIBUTION SECTION, the OPTIONAL FORMS OF DISTRIBUTION AND DISTRIBUTION REQUIREMENTS SECTION, the ELECTION PROCEDURES SECTION, and the NOTICE REQUIREMENTS SECTION of this article shall apply on or after August 23, 1984, to any Participant who is credited with at least one Hour-of-Service or one hour of paid leave on or after August 23, 1984, and to such other Participants as provided in the TRANSITIONAL RULES SECTION of this article.  The provisions of the Plan as in effect on the day before the TEFRA Compliance Date shall apply before August 23, 1984.

6.01      WHEN BENEFITS START

Benefits under the Plan begin when a Participant retires, dies, or ceases to be an Employee, whichever applies, as provided in Article IV and Article V. Benefits may begin on an earlier date to the extent necessary to avoid a violation of Code Section 415 or 411(b).  The start of benefits is subject to the qualified election procedures of Article VI.

Benefits shall begin before the sixtieth day following the close of the Plan Year in which the latest date below occurs:

(a)         The date the Participant attains the earlier of (i) age 65 or (ii) the later of his Normal Retirement Age or age 62.

(b)         The tenth anniversary of the Participant's Entry Date.

(c)         The date the Participant ceases to be an Employee.

Notwithstanding the foregoing, the failure of a Participant and spouse to consent to a distribution while a benefit is immediately distributable, within the meaning of the ELECTION PROCEDURES SECTION of Article VI, shall be deemed to be an election to defer commencement of payment of any benefit sufficient to satisfy this section.

Benefits shall begin by the Participant's Required Beginning Date, as defined in the OPTIONAL FORMS OF DISTRIBUTION AND DISTRIBUTION REQUIREMENTS SECTION of Article VI.  Any Accrued Benefit earned after the Participant's Required Beginning Date shall be distributed by the April 1 following the calendar year in which such Accrued Benefit was earned.

6.02      AUTOMATIC FORMS OF DISTRIBUTION

The automatic form of retirement benefit for a Participant who does not die before his Annuity Starting Date shall be the Qualified Joint and Survivor Form.  The amount of payment under the Qualified Joint and Survivor Form shall be determined as provided in the OPTIONAL FORMS OF DISTRIBUTION AND DISTRIBUTION REQUIREMENTS SECTION of Article VI.

The automatic form of death benefit for a Participant who dies before his Annuity Starting Date is determined according to the provisions of the DEATH BENEFITS SECTION of Article V.

The automatic form of benefit shall not be payable if a qualified election of an optional form is in effect.  See the ELECTION PROCEDURES SECTION of Article VI.  Moreover, any portion of a disability benefit that is payable prior to a Participant's Annuity Starting Date shall be distributed under the Normal Form.

6.03      OPTIONAL FORMS OF DISTRIBUTION AND DISTRIBUTION REQUIREMENTS.

(a)         For purposes of this section, the following terms are defined:

              DESIGNATED BENEFICIARY means the individual who is designated as the beneficiary under the Plan in accordance with Code Section 401(a)(9) and the proposed regulations thereunder.

              DISTRIBUTION CALENDAR YEAR means a calendar year for which a minimum distribution is required.  For distributions beginning before the Participant's death, the first Distribution Calendar Year is the calendar year immediately preceding the calendar year which contains the Participant's Required Beginning Date.  For distributions beginning after the Participant's death, the first Distribution Calendar Year is the calendar year in which distributions are required to begin pursuant to (h) below.

              JOINT AND LAST SURVIVOR EXPECTANCY means the joint and last survivor expectancy calculated using the attained age of the Participant (or Designated Beneficiary) as of the Participant's (or Designated Beneficiary's) birthday in the applicable calendar year.  The applicable calendar year shall be the Distribution Calendar Year.  If annuity payments commence before the Required Beginning Date, the applicable calendar year is the year such payments commence.  Joint and Last Survivor Expectancy is computed by use of the expected return multiples in Table VI of section 1.72-9 of the Income Tax Regulations.

              LIFE EXPECTANCY means the life expectancy calculated using the attained age of the Participant (or Designated Beneficiary) as of the Participant's (or Designated Beneficiary's) birthday in the applicable calendar year.  The applicable calendar year shall be the Distribution Calendar Year.  If annuity payments commence before the Required Beginning Date, the applicable calendar year is the year such payments commence.  Life Expectancy is computed by use of the expected return multiples in Table V of section 1.72-9 of the Income Tax Regulations.

              REQUIRED BEGINNING DATE means, for a Participant, the first day of April of the calendar year following the calendar year in which the Participant attains age 702, unless otherwise provided in (1), (2) or (3) below:

(1)         The Required Beginning Date for a Participant who attains age 702 before January 1, 1988, and who is not a five-percent owner is the first day of April of the calendar year following the calendar year in which the later of retirement or attainment of age 702 occurs.

(2)         The Required Beginning Date for a Participant who attains age 702 before January 1, 1988, and who is a five-percent owner is the first day of April of the calendar year following the later of

(i)          the calendar year in which the Participant attains age 702, or

(ii)         the earlier of the calendar year with or within which ends the Plan Year in which the Participant becomes a five-percent owner, or the calendar year in which the Participant retires.

(3)         The Required Beginning Date of a Participant who is not a five-percent owner and who attains age 702 during 1988 and who has not retired as of January 1, 1989, is April 1, 1990.

              A Participant is treated as a five-percent owner for purposes of this section if such Participant is a five-percent owner as defined in Code Section 416(i) (determined in accordance with Code Section 416 but without regard to whether the Plan is top-heavy) at any time during the Plan Year ending with or within the calendar year in which such owner attains age 662 or any subsequent Plan Year.

              Once distributions have begun to a five-percent owner under this section, they must continue to be distributed, even if the Participant ceases to be a five-percent owner in a subsequent year.

(b)         The optional forms of retirement benefit shall be the following:  single life annuities with a certain period of three years; survivorship life annuities with survivorship percentages of 50 or 100; and a single lump sum, as provided in Section 6.03(i).  The benefit payable on any optional annuity form available above (other than the Normal Form) shall be the Actuarial Equivalent of the benefit that would otherwise be payable on the Normal Form.

              Election of an optional form is subject to the qualified election provisions of Article VI.

              Any annuity contract distributed shall be nontransferable.  The terms of any annuity contract purchased and distributed by the Plan to a Participant or spouse shall comply with the requirements of this Plan.

(c)         The optional forms of death benefit are any annuity that is an optional form of retirement benefit.

(d)         Subject to the AUTOMATIC FORMS OF DISTRIBUTION SECTION of Article VI, joint and survivor annuity requirements, the requirements of this section shall apply to any distribution of a Participant's interest and will take precedence over any inconsistent provisions of this Plan.  Unless otherwise specified, the provisions of this section apply to calendar years beginning after December 31, 1984.

              All distributions required under this section shall be determined and made in accordance with the proposed regulations under Code Section 401(a)(9), including the minimum distribution incidental benefit requirement of section 1.401(a)(9)-2 of the proposed regulations.

(e)         Required Beginning Date.  The entire interest of a Participant must be distributed or begin to be distributed no later than the Participant's Required Beginning Date.

(f)         Limits on Distribution Periods.  As of the first Distribution Calendar Year, distributions, if not made in a single sum, may only be made over one of the following periods (or combination thereof):

(1)         the life of the Participant,

(2)         the life of the Participant and a Designated Beneficiary,

(3)         a period certain not extending beyond the Life Expectancy of the Participant, or

(4)         a period certain not extending beyond the Joint and Last Survivor Expectancy of the Participant and a Designated Beneficiary.

(g)         Determination of amount to be distributed each year.

(1)         If the Participant's interest is to be paid in the form of annuity distributions under the Plan, payment under the annuity shall satisfy the following requirements:

(i)          the annuity distributions must be paid in periodic payments made at intervals not longer than one year;

(ii)         the distribution period must be over a life (or lives) or over a period certain not longer than a Life Expectancy (or Joint and Last Survivor Expectancy) described in Code Section 401(a)(9)(A)(ii) or Code Section 401(a)(9)(B)(iii), whichever is applicable;

(iii)        the Life Expectancy (or Joint and Last Survivor Expectancy) for purposes of determining the period certain shall be determined without recalculation of Life Expectancy;

(iv)        once payments have begun over a period certain, the period certain may not be lengthened even if the period certain is shorter than the maximum permitted;

(v)         payments must either be nonincreasing or increase only as follows:

(a)         with any percentage increase in a specified and generally recognized cost-of-living index;

(b)         to the extent of the reduction to the amount of the Participant's payments to provide for a survivor benefit upon death, but only if the Beneficiary whose life was being used to determine the distribution period described in (f) above dies and the payments continue otherwise in accordance with (f) above over the life of the Participant;

(c)         to provide cash refunds of employee contributions upon the Participant's death; or

(d)         because of an increase in benefits under the Plan.

(vi)        If the annuity is a life annuity (or a life annuity with a period certain not exceeding 20 years), the amount which must be distributed on or before the Participant's Required Beginning Date (or, in the case of distributions after the death of the Participant, the date distributions are required to begin pursuant to (h) below) shall be the payment which is required for one payment interval.  The second payment need not be made until the end of the next payment interval even if that payment interval ends in the next calendar year.  Payment intervals are the period for which payments are received, e.g., bimonthly, monthly, semi-annually, or annually.

              If the annuity is a period certain annuity without a life contingency (or is a life annuity with a period certain exceeding 20 years) periodic payments for each Distribution Calendar Year shall be combined and treated as an annual amount.  The amount which must be distributed by the Participant's Required Beginning Date (or, in the case of distributions after the death of the Participant, the date distributions are required to begin pursuant to (h) below) is the annual amount for the first Distribution Calendar Year. The annual amount for other Distribution Calendar Years, including the annual amount for the calendar year in which the Participant's Required Beginning Date (or the date distributions are required to begin pursuant to (h) below) occurs, must be distributed on or before December 31 of the calendar year for which the distribution is required.

(2)        Annuities purchased after December 31, 1988, are subject to the following additional conditions:

(i)          Unless the Participant's spouse is the Designated Beneficiary, if the Participant's interest is being distributed in the form of a period certain annuity without a life contingency, the period certain as of the beginning of the first Distribution Calendar Year may not exceed the applicable period determined using the table set forth in Q&A A-5 of section 1.401(a)(9)-2 of the proposed regulations.

(ii)         If the Participant's interest is being distributed in the form of a joint and survivor annuity for the joint lives of the Participant and a nonspouse Beneficiary, annuity payments to be made on or after the Participant's Required Beginning Date to the Designated Beneficiary after the Participant's death must not at any time exceed the applicable percentage of the annuity payment for such period that would have been payable to the Participant using the table set forth in Q&A A-6 of section 1.401(a)(9)-2 of the proposed regulations.

(iii)       Transitional rule.  If payment under an annuity which complies with (1) above begins prior to January 1, 1989, the minimum distribution requirements in effect as of July 27, 1987, shall apply to distributions from this Plan, regardless of whether the annuity form of payment is irrevocable.  This transitional rule also applies to deferred annuity contracts distributed to or owned by the employee prior to January 1, 1989, unless additional contributions are made under the Plan by the Employer with respect to such contract.

(iv)        If the form of distribution is an annuity made in accordance with this (g), any additional benefits accruing to the Participant after his Required Beginning Date shall be distributed as a separate and identifiable component of the annuity beginning with the first payment interval ending in the calendar year in which such amount accrues.

(v)         Any part of the Participant's interest which is in the form of an individual account shall be distributed in a manner satisfying the requirements of Code Section 401(a)(9) and the proposed regulations thereunder.

(h)         Death Distribution Provisions.

(1)         Distribution beginning before death.  If the Participant dies after distribution of his interest has begun, the remaining portion of such interest will continue to be distributed at least as rapidly as under the method of distribution being used prior to the Participant's death.

(2)         Distribution beginning after death.  If the Participant dies before distribution of his interest begins, distribution of the Participant's entire interest shall be completed by December 31 of the calendar year containing the fifth anniversary of the Participant's death except to the extent that an election is made to receive distributions in accordance with (i) or (ii) below:

(i)          If any portion of the Participant's interest is payable to a Designated Beneficiary, distributions may be made over the life or over a period certain not greater than the Life Expectancy of the Designated Beneficiary commencing on or before December 31 of the calendar year immediately following the calendar year in which the Participant died;

(ii)         If the Designated Beneficiary is the Participant's surviving spouse, the date distributions are required to begin in accordance with (i) above shall not be earlier than the later of (a) December 31 of the calendar year immediately following the calendar year in which the Participant died and (b) December 31 of the calendar year in which the Participant would have attained age 702.

              If the Participant has not made an election pursuant to this (2) by the time of his death, the Participant's Designated Beneficiary must elect the method of distribution no later than the earlier of (a) December 31 of the calendar year in which distributions would be required to begin under this (h), or (b) December 31 of the calendar year which contains the fifth anniversary of the date of death of the Participant.  If the Participant has no Designated Beneficiary, or if the Designated Beneficiary does not elect a method of distribution, distribution of the Participant's entire interest must be completed by December 31 of the calendar year containing the fifth anniversary of the Participant's death.

(3)         For purposes of (2) above, if the surviving spouse dies after the Participant, but before payments to such spouse begin, the provisions of (2) above, with the exception of (ii) therein, shall be applied as if the surviving spouse were the Participant.

(4)         For purposes of this (h), any amount paid to a child of the Participant will be treated as if it had been paid to the surviving spouse if the amount becomes payable to the surviving spouse when the child reaches the age of majority.

(5)         For the purpose of this (h), distribution of a Participant's interest is considered to begin on the Participant's Required Beginning Date (or, if (3) above is applicable, the date distribution is required to begin to the surviving spouse pursuant to (2) above).  If distribution in the form of an annuity described in (g) above irrevocably commences to the Participant before the Required Beginning Date, the date distribution is considered to begin is the date distribution actually commences.

(i)          Cash Option.

              Where the Present Value of a Participant's vested Accrued Benefit is not greater than $10,000, he may elect, with the consent of his spouse, to receive an immediate lump sum cash settlement in lieu of the monthly payments of his vested Accrued Benefit which he would otherwise be entitled to receive.  The Participant may elect this cash settlement to be paid at any time after termination of employment, but not later than his Normal or Late Retirement Date.  This Cash Option may also be elected by a Participant who has not terminated employment, but whose Accrued Benefit must be distributed pursuant to the required distribution provisions of Section 6.03.

              The Cash Option will be invoked without the Participant's consent if the Present Value of the Participant's vested Accrued Benefit is less than $1,750, as described in the SMALL AMOUNTS SECTION of ARTICLE 9.

6.04      ELECTION PROCEDURES

The Participant, Beneficiary, or spouse shall make any election under this section in writing.  The Plan Administrator may require such individual to complete and sign any necessary documents as to the provisions to be made. Any election permitted under (a) and (b) below shall be subject to the qualified election provisions of (c) below.

(a)         Retirement Benefits.  A Participant may elect his Beneficiary or Contingent Annuitant and may elect to have retirement benefits distributed under any of the optional forms of retirement benefit described in the OPTIONAL FORMS OF DISTRIBUTION AND DISTRIBUTION REQUIREMENTS SECTION of Article VI.  The preceding sentence shall not apply, however, to any portion of a disability benefit that is payable prior to a Participant's Annuity Starting Date, which amount shall instead be distributed under the Normal Form.

(b)         Death Benefits.  A Participant may elect his Beneficiary for any single-sum death benefits and may elect to have such death benefits distributed under any of the optional forms of death benefit described in the OPTIONAL FORMS OF DISTRIBUTION AND DISTRIBUTION REQUIREMENTS SECTION of Article VI.

              The Participant may waive the Qualified Preretirement Survivor Annuity by electing not to have the single-sum death benefit used to provide a minimum Qualified Preretirement Survivor Annuity as described in the DEATH BENEFITS SECTION of Article V.  If the Participant makes this election, the single-sum death benefit shall be paid as if the requirements of subsection (a) of the DEATH BENEFITS SECTION of Article V had not been met.

              If the Participant has not elected an optional form of distribution for the death benefit payable to his Beneficiary, the Beneficiary may, for his own benefit, elect the form of distribution, in like manner as a Participant.

              The spouse may waive the Qualified Preretirement Survivor Annuity by electing not to have the single-sum death benefit used to provide a minimum Qualified Preretirement Survivor Annuity as described in the DEATH BENEFITS SECTION of Article V.  If the spouse makes this election, the single-sum death benefit shall be paid as if the requirements of subsection (a) of the DEATH BENEFITS SECTION of Article V had not been met and the Participant had named his spouse as Beneficiary.

              In lieu of the Qualified Preretirement Survivor Annuity described in the DEATH BENEFITS SECTION of Article V, the spouse may, for his own benefit, waive the Qualified Preretirement Survivor Annuity by electing to have the benefit distributed under any of the optional forms of death benefit described in the OPTIONAL FORMS OF DISTRIBUTION AND DISTRIBUTION REQUIREMENTS SECTION of Article VI.

(c)         QUALIFIED ELECTION.  The Participant, Beneficiary, or spouse may make an election at any time during the election period.  The Participant, Beneficiary, or spouse may revoke the election made (or make a new election) at any time and any number of times during the election period.  An election is effective only if it meets the consent requirements below.

              The election period as to retirement benefits is the 90-day period ending on the Annuity Starting Date.  An election to waive the Qualified Joint and Survivor Form may not be made by the Participant before the date he is provided with the notice of the ability to waive the Qualified Joint and Survivor Form.

              A Participant may make an election as to death benefits at any time before he dies.  The spouse's election period begins on the date the Participant dies and ends on the date benefits begin.  The Beneficiary's election period begins on the date the Participant dies and ends on the date benefits begin.  An election to waive the Qualified Preretirement Survivor Annuity may not be made by the Participant before the date he is provided with the notice of the ability to waive the Qualified Preretirement Survivor Annuity.  A Participant's election to waive the Qualified Preretirement Survivor Annuity which is made before the first day of the Plan Year in which he reaches age 35 shall become invalid on such date.  An election made by a Participant after he ceases to be an Employee will not become invalid on the first day of the Plan Year in which he reaches age 35 with respect to death benefits from that part of his Accrued Benefit earned before he ceased to be an Employee.

              If the Present Value of the Participant's vested Accrued Benefit has at any time exceeded $1,750, any benefit which is (1) immediately distributable or (2) payable in a form other than a Qualified Joint and Survivor Form or a Qualified Preretirement Survivor Annuity requires the consent of the Participant if living and the Participant's spouse (or where either the Participant or the spouse had died, the survivor).  A benefit may be immediately distributable in a Qualified Joint and Survivor Form without the consent of the Participant and spouse to the extent necessary to avoid a violation of Code Section 401(a)(9), 415 or 411(b).  The consent of the Participant and spouse to a benefit which is immediately distributable must not be made before the date the Participant or spouse is provided with the notice of the ability to defer the distribution.  Such consent shall be in writing.  The consent shall not be made more than 90 days before the Annuity Starting Date.  Spousal consent is not required for a benefit which is immediately distributable in a Qualified Joint and Survivor Form.  Neither the consent of the Participant nor the Participant's spouse shall be required to the extent that a distribution is required to satisfy Code Section 401(a)(9) or Code Section 415.  A benefit is immediately distributable if any part of the benefit could be distributed to the Participant (or surviving spouse) before the Participant attains (or would have attained if not deceased) the older of Normal Retirement Age or age 62.  If the Qualified Joint and Survivor Form is waived, the spouse has the right to limit consent only to a specific Beneficiary or a specific form of benefit.  The spouse can relinquish one or both such rights.  Such consent shall be made in writing.  The consent shall not be made more than 90 days before the Annuity Starting Date.  If the Qualified Preretirement Survivor Annuity is waived, the spouse has the right to limit consent only to a specific Beneficiary.  Such consent shall be made in writing.  The spouse's consent shall be witnessed by a plan representative or notary public.  The spouse's consent must acknowledge the effect of the election, including that the spouse had the right to limit consent only to a specific Beneficiary or a specific form of benefit, if applicable, and that the relinquishment of one or both such rights was voluntary.  Unless the consent of the spouse expressly permits designations by the Participant without a requirement of further consent by the spouse, the spouse's consent must be limited to the form of benefit, if applicable, and the Beneficiary (including any Contingent Annuitant), class of Beneficiaries, or contingent Beneficiary named in the election.  Spousal consent is not required, however, if the Participant establishes to the satisfaction of the plan representative that the consent of the spouse cannot be obtained because there is no spouse or the spouse cannot be located.  A spouse's consent under this paragraph shall not be valid with respect to any other spouse.  A Participant may revoke a prior election without the consent of the spouse.  Any new election will require a new spousal consent, unless the consent of the spouse expressly permits such election by the Participant without further consent by the spouse.  A spouse's consent may be revoked at any time within the Participant's election period.

6.05      NOTICE REQUIREMENTS

(a)         OPTIONAL FORMS OF RETIREMENT BENEFIT.  The Plan Administrator shall furnish to the Participant and the Participant's spouse a written explanation of the optional forms of retirement benefit in the OPTIONAL FORMS OF DISTRIBUTION AND DISTRIBUTION REQUIREMENTS SECTION of Article VI, including material features and relative values of these options, in a manner that would satisfy the notice requirements of Code Section 417(a)(3) and the right of the Participant and the Participant's spouse to defer distribution until the benefit is no longer immediately distributable. The Plan Administrator shall furnish the written explanation by a method reasonably calculated to reach the attention of the Participant and the Participant's spouse no less than 30 days and no more than 90 days before the Annuity Starting Date.

(b)         QUALIFIED JOINT AND SURVIVOR FORM.  The Plan Administrator shall furnish to the Participant a written explanation of the following:  the terms and conditions of the Qualified Joint and Survivor Form; the Participant's right to make, and the effect of, an election to waive the Qualified Joint and Survivor Form; the rights of the Participant's spouse; and the right to revoke an election and the effect of such a revocation.  The Plan Administrator shall furnish the written explanation by a method reasonably calculated to reach the attention of the Participant no less than 30 days and no more than 90 days before the Annuity Starting Date.

              After the written explanation is given, a Participant or spouse may make written request for additional information.  The written explanation must be personally delivered or mailed (first class mail, postage prepaid) to the Participant or spouse within 30 days from the date of the written request.  The Plan Administrator does not need to comply with more than one such request by a Participant or spouse.

              The Plan Administrator's explanation shall be written in nontechnical language and will explain the terms and conditions of the Qualified Joint and Survivor Form and the financial effect upon the Participant's benefit (in terms of dollars per benefit payment) of electing not to have benefits distributed in accordance with the Qualified Joint and Survivor Form.

              Notwithstanding any preceding provisions of this Section to the contrary, a Participant who receives the written explanation described above may elect an Annuity Starting Date which is less than 30 days after such written explanation is provided to the Participant, provided that:

(1)         The written explanation clearly indicates that the Participant has a right to at least 30 days to consider whether to waive the Qualified Joint and Survivor Form and to consent to some other form of payment;

(2)         If the Participant elects such an earlier Annuity Starting Date, he is permitted to revoke the election until the later of (i) the Annuity Starting Date elected, or (ii) the date which is eight days after the date on which the written explanation is provided; and

(3)         Distribution to the Participant does not commence before the eighth day after the date on which the written explanation is provided.

              A Participant's election to waive the 30-day waiting period described above shall also apply to the waiting period described in Question and Answer 2 of Treasury Regulation Section 1.402(f)-1 (regarding "direct rollovers").

(c)         QUALIFIED PRERETIREMENT SURVIVOR ANNUITY.  The Plan Administrator shall furnish to the Participant a written explanation of the following:  the terms and conditions of the Qualified Preretirement Survivor Annuity; the Participant's right to make, and the effect of, an election to waive the Qualified Preretirement Survivor Annuity; the rights of the Participant's spouse; and the right to revoke an election and the effect of such a revocation.  The Plan Administrator shall furnish the written explanation by a method reasonably calculated to reach the attention of the Participant within the applicable period.  The applicable period for a Participant is whichever of the following periods ends last:

(1)         the period beginning one year before the date the individual becomes a Participant and ending one year after such date; or

(2)         the period beginning one year before the date the Participant's spouse is first entitled to a Qualified Preretirement Survivor Annuity and ending one year after such date.

              If such notice is given before the period beginning with the first day of the Plan Year in which the Participant attains age 32 and ending with the close of the Plan Year preceding the Plan Year in which the Participant attains age 35, an additional notice shall be given within such period.  If a Participant ceases to be an Employee before attaining age 35, an additional notice shall be given within the period beginning one year before the date he ceases to be an Employee and ending one year after such date.  After the written explanation is given, a Participant or spouse may make written request for additional information.  The written explanation must be personally delivered or mailed (first class mail, postage prepaid) to the Participant or spouse within 30 days from the date of the written request.  The Plan Administrator does not need to comply with more than one such request by a Participant or spouse.

              The Plan Administrator's explanation shall be written in nontechnical language and will explain the terms and conditions of the Qualified Preretirement Survivor Annuity and the financial effect upon the spouse's benefit (in terms of dollars per benefit payment) of electing not to have benefits distributed in accordance with the Qualified Preretirement Survivor Annuity.

6.06      TRANSITIONAL RULES

In modification of the preceding provisions of this article, distributions (including distributions to a five-percent owner of the Employer) may be made in a form which would not have caused this Plan to be disqualified under Code Section 401(a)(9) as in effect before the TEFRA Compliance Date.  The form must be elected by the Participant or, if the Participant has died, by the Beneficiary.  The election must be made in writing and signed before January 1, 1984.  The election will only be applicable if the Participant has an Accrued Benefit as of December 31, 1983.  The Participant's or Beneficiary's election must specify when the distribution is to begin, the form of distribution and the Contingent Annuitant and/or Beneficiaries listed in the order of priority, if applicable.  A distribution upon death will not be covered by this transitional rule unless the election contains the required information described above with respect to the distributions to be made when the Participant dies. Distributions in the process of payment on January 1, 1984, are deemed to meet the above requirements if the form of distribution was elected in writing and the form met the requirements of Code Section 401(a)(9) as in effect before the TEFRA Compliance Date.  If the election under this paragraph is revoked any subsequent distribution must meet the requirements of Code Section 401(a)(9) and the proposed regulations thereunder.  If an election is revoked subsequent to the date distributions are required to begin, the Plan must distribute by the end of the calendar year following the calendar year in which the revocation-occurs the total amount not yet distributed which would have been required to have been distributed to satisfy Code Section 401(a)(9) and the proposed regulations thereunder, but for the Code Section 242(b)(2) election.  For calendar years beginning after December 31, 1988, such distribution must meet the minimum distribution incidental benefit requirements in section 1.401(a)(9)-2 of the proposed regulations.  Any changes in the election will be considered a revocation of the election.  However, the mere substitution or addition of another Beneficiary (one not named in the election) under the election will not be considered to be a revocation of the election, so long as such substitution or addition does not alter the period over which distributions are to be made under the election, directly or indirectly (for example, by altering the relevant measuring life).  In the case in which an amount is transferred or rolled over from one plan to another plan, the rules in Q&A J-2 and Q&A J-3 of section 1.401(a)(9)-i of the proposed regulations shall apply.  A Participant's election of an optional form of retirement benefit shall be subject to his spouse's consent as provided in the ELECTION PROCEDURES SECTION of Article VI.

A Participant who would not otherwise receive the benefits prescribed by the previous sections of this article will be entitled to the following benefits:

(a)         If he is living and not receiving benefits on August 23, 1984, he will be given the opportunity to elect to have the DEATH BENEFITS SECTION of Article V and the AUTOMATIC FORMS OF DISTRIBUTION SECTION, the OPTIONAL FORMS OF DISTRIBUTION AND DISTRIBUTION REQUIREMENTS SECTION, the ELECTION PROCEDURES SECTION, and the NOTICE REQUIREMENTS SECTION of this article apply, if he is credited with at least one Hour-of-Service under this Plan or a predecessor plan in a plan year beginning on or after January 1, 1976, and he had at least ten Years of Service when he separated from service.

(b)         If he is living and not receiving benefits on August 23, 1984, he will be given the opportunity to elect to have his benefits paid according to the following provisions of this section, if he is credited with at least one Hour-of-Service under this Plan or a predecessor plan on or after September 2, 1974, and he is not credited with any service in a plan year beginning on or after January 1, 1976.

The respective opportunities to elect (as described in (a) and (b) above) must be afforded to the appropriate Participants during the period beginning on August 23, 1984, and ending on the date benefits would otherwise begin to such Participant.

Any Participant who has made an election according to (b) above and any Participant who qualifies, but does not elect under (a) above or who meets the requirements of (a) above except that such Participant does not have at least ten Years of Service when he separated from service, shall have his benefits distributed in accordance with the following if benefits would have been payable in the form of a life annuity:

(c)         AUTOMATIC JOINT AND SURVIVOR ANNUITY. If benefits in the form of a life annuity become payable to a married Participant who:

(1)         begins to receive payments under the Plan on or after Normal Retirement Age; or

(2)         dies on or after Normal Retirement Age while still working for the Employer; or

(3)         begins to receive payments on or after the qualified early retirement age; or

(4)         separates from service on or after attaining Normal Retirement Age (or the qualified early retirement age) and after satisfying the eligibility requirements for the payment of benefits under the Plan and thereafter dies before beginning to receive such benefits;

              then such benefits will be paid under the Qualified Joint and Survivor Form, unless the Participant has elected otherwise during the election period.  The election period must begin at least six months before the Participant attains qualified early retirement age and end not more than 90 days before benefits begin.  Any election hereunder will be in writing and may be changed by the Participant at any time.

(d)         ELECTION OF EARLY SURVIVOR ANNUITY.  A Participant who is employed after attaining the qualified early retirement age will be given the opportunity to elect, during the election period, to have a Qualified Preretirement Survivor Annuity payable on death.  Any election under this provision will be in writing and may be changed by the Participant at any time.  The election period begins on the later of (1) the 90th day before the Participant attains the qualified early retirement age, or (2) the Participant's Entry Date, and ends on the date the Participant terminates employment.

(e)         For purposes of this paragraph, qualified early retirement age is the latest of:

(1)         the earliest date, under the Plan, on which the Participant may elect to receive retirement benefits,

(2)         the first day of the 120th month beginning before the Participant reaches Normal Retirement Age, or

(3)         the Participant's Entry Date.

6.07      DIRECT ROLLOVERS

This Section applies to distributions made on or after January 1, 1993.  Notwithstanding any provision of the Plan to the contrary that would otherwise limit a "distributee's" election under this Article VI, a distributee may elect, at the time and in the manner prescribed by the Plan Administrator, to have any portion of an "eligible rollover distribution" paid directly to an "eligible retirement plan" specified by the distributee in a "direct rollover."

For purposes of this Section 6.07, the following terms shall have the meaning ascribed to them below:

(a)         An "ELIGIBLE ROLLOVER DISTRIBUTION" is any distribution of all or any portion of the balance to the credit of the distributee, except that an eligible rollover distribution does not include:  (i) any distribution that is one of a series of substantially equal periodic payments (not less frequently than annually) made for the life (or life expectancy) of the distributee or the joint lives (or joint life expectancies) of the distributee and the distributee's designated beneficiary, or for a specified period of ten years or more; (ii) any distribution to the extent such distribution is required under Section 401(a)(9) of the Code; (iii) any hardship withdrawal of elective contributions; and (iv) the portion of any distribution that is not includible in gross income (determined without regard to the exclusion for net unrealized appreciation with respect to employer securities).

(b)         An "ELIGIBLE RETIREMENT PLAN" is an individual retirement account described in Section 408(a) of the Code, an individual retirement annuity described in Section 408(b) of the Code, an annuity plan described in Section 403(a) of the Code, or a qualified trust described in Section 401(a) of the Code, that accepts the distributee's eligible rollover distribution.  However, in the case of an eligible rollover distribution to the surviving spouse, an eligible retirement plan is an individual retirement account or individual retirement annuity.

(c)         A "DISTRIBUTEE" includes an Employee or former Employee.  In addition, the Employee's or former Employee's surviving spouse and the Employee's or former Employee's spouse or former spouse who is the alternate payee under a qualified domestic relations order, as defined in Section 414(p) of the Code, are distributees with regard to the interest of the spouse or former spouse.

(d)         A "DIRECT ROLLOVER" is a payment by the Plan to the eligible retirement plan specified by the distributee.

6.08      EFFECT OF QUALIFIED MILITARY SERVICE

Notwithstanding any provision of this Plan to the contrary, contributions, benefits, and service credit with respect to qualified military service will be provided in accordance with Section 414(u) of the Code.

ARTICLE VII

TERMINATION OF BENEFITS

_____________________________________________________________________

The Employer expects to continue the Plan indefinitely but reserves the right to terminate the Plan in whole or in part at any time upon giving written notice to all parties concerned.  The Pension Benefit Guaranty Corporation may also terminate the Plan according to the procedures under Section 4042 of ERISA.

An Employee who is included in the group of Employees deemed to be affected by complete or partial termination of the Plan shall be fully (100%) vested in his Accrued Benefit as of the date of such complete or partial termination.  Upon complete termination of the Plan, no further Employees shall become Participants, and no further Contributions shall be made except as required by any governmental agency to which the Plan's termination is subject.

A Participant's recourse towards satisfaction of his right to his nonforfeitable Accrued Benefit will be limited to the Plan assets and the Pension Benefit Guaranty Corporation.

The assets of the Plan that are available to provide benefits shall be allocated and applied as of the effective date of termination of the Plan according to the classifications and order of precedence provided under Title IV of ERISA and under any rules, regulations, interpretations or opinions implementing said Title IV.

If the Employer is a professional service employer and if not more than 25 Employees have been Active Participants at any one time since the Plan became subject to ERISA, benefits are not insured by the Pension Benefit Guaranty Corporation.  A Participant's recourse toward the satisfaction of his right to his nonforfeitable Accrued Benefit shall be limited to the Plan assets, which shall be allocated and applied as described in the preceding paragraph.

No part of the Plan assets shall be paid to the Employer at any time, except that, after the satisfaction of all liabilities under the Plan, any assets remaining shall be paid to the Employer.  No payment shall be made to the Employer if it would contravene any provision of law.

In the event of a complete termination of the Plan, the Plan Administrator, in its sole discretion, may transfer responsibility for the payment of benefits to missing Participants and Beneficiaries to the Pension Benefit Guaranty Corporation.

ARTICLE VIII

ADMINISTRATION OF PLAN

_____________________________________________________________________

8.01      ADMINISTRATION

Subject to the provisions of this article, the Plan Administrator has complete control of the administration of the Plan.  The Plan Administrator has all the powers necessary for it to properly carry out its administrative duties.  Not in limitation, but in amplification of the foregoing, the Plan Administrator has the power to construe the Plan and to determine all questions that may arise under the Plan, including all questions relating to the eligibility of Employees to participate in the Plan and the amount of benefit to which any Participant, Beneficiary, spouse or Contingent Annuitant may become entitled.  The Plan Administrator's decisions upon all matters within the scope of its authority shall be final.

Unless otherwise set out in the Plan or Group Contract, the Plan Administrator may delegate recordkeeping and other duties which are necessary for the administration of the Plan to any person or firm which agrees to accept such duties.  The Plan Administrator shall be entitled to rely upon all tables, valuations, certificates and reports furnished by the consultant or actuary appointed by the Plan Administrator and upon all opinions given by any counsel selected or approved by the Plan Administrator.

The Plan Administrator shall receive all claims for benefits by Participants, former Participants, Beneficiaries, spouses, and Contingent Annuitants.  The Plan Administrator shall determine all facts necessary to establish the right of any Claimant to benefits and the amount of those benefits under the provisions of the Plan.  The Plan Administrator may establish rules and procedures to be followed by Claimants in filing claims for benefits, in furnishing and verifying proofs necessary to determine age, and in any other matters required to administer the Plan.

8.02      RECORDS

All acts and determinations of the Plan Administrator shall be duly recorded.  All these records, together with other documents necessary for the administration of the Plan, shall be preserved in the Plan Administrator's custody.

Writing (handwriting, typing, printing), photostating, photographing, microfilming, magnetic impulse, mechanical or electrical recording or other forms of data compilation shall be acceptable means of keeping records.

8.03      INFORMATION AVAILABLE

Any Participant in the Plan or any Beneficiary may examine copies of the Plan description, latest annual report, any bargaining agreement, this Plan, the Group Contract or any other instrument under which the Plan was established or is operated.  The Plan Administrator shall maintain all of the items listed in this section in its office, or in such other place or places as it may designate in order to comply with governmental regulations.  These items may be examined during reasonable business hours.  Upon the written request of a Participant or Beneficiary receiving benefits under the Plan, the Plan Administrator will furnish him with a copy of any of these items.  The Plan Administrator may make a reasonable charge to the requesting person for the copy.

8.04      CLAIM AND APPEAL PROCEDURES

A Claimant must submit any required forms and pertinent information when making a claim for benefits under the Plan.

If a claim for benefits under the Plan is denied, the Plan Administrator shall provide adequate written notice to the Claimant whose claim for benefits under the Plan has been denied.  The notice must be furnished within 90 days of the date that the claim is received by the Plan Administrator.  The Claimant shall be notified in writing within this initial 90-day period if special circumstances require an extension of time needed to process the claim and the date by which the Plan Administrator's decision is expected to be rendered.  The written notice shall be furnished no later than 180 days after the date the claim was received by the Plan Administrator.

The Plan Administrator's notice to the Claimant shall specify the reason for the denial; specify references to pertinent Plan provisions on which denial is based; describe any additional material and information needed for the Claimant to perfect his claim for benefits; explain why the material and information is needed; inform the Claimant that any appeal he wishes to make must be in writing to the Plan Administrator within 60 days after receipt of the Plan Administrator's notice of denial of benefits and that failure to make the written appeal within such 60-day period shall render the Plan Administrator's determination of such denial final, binding and conclusive.

If the Claimant appeals to the Plan Administrator, the Claimant, or his authorized representative, may submit in writing whatever issues and comments the Claimant, or his representative, feels are pertinent.  The Claimant, or his authorized representative may review pertinent Plan documents.  The Plan Administrator shall reexamine all facts related to the appeal and make a final determination as to whether the denial of benefits is justified under the circumstances.  The Plan Administrator shall advise the Claimant of its decision within 60 days of his written request for review, unless special circumstances (such as a hearing) would make rendering a decision within the 60-day limit unfeasible.  The Claimant must be notified within the 60-day limit if an extension is necessary.  The Plan Administrator shall render a decision on a claim for benefits no later than 120 days after the request for review is received.

8.05      DELEGATION OF AUTHORITY

All or any part of the administrative duties and responsibilities under this article may be delegated by the Plan Administrator to a retirement committee.  The duties and responsibilities of the retirement committee shall be set out in a separate written agreement.

ARTICLE IX

GENERAL PROVISIONS

_____________________________________________________________________

9.01      AMENDMENTS

The Employer may amend this Plan at any time, including any remedial retroactive changes (within the specified period of time as may be determined by Internal Revenue Service regulations) to comply with the requirements of any law or regulation issued by any governmental agency to which the Plan is subject.  An amendment (including a change in the actuarial basis for determining optional or early retirement benefits) may not diminish or adversely affect any accrued interest or benefit of Participants or their Beneficiaries nor allow reversion or diversion of Plan assets to the Employer at any time, except as may be necessary to comply with the requirements of any law or regulation issued by any governmental agency to which the Plan is subject.  However, a Participant's Accrued Benefit may be reduced to the extent permitted under Code Section 412(c)(8).  For purposes of this paragraph, a plan amendment which has the effect of (1) eliminating or reducing an early retirement benefit or a retirement-type subsidy, or (2) eliminating an optional form of benefit with respect to benefits attributable to service before the amendment shall be treated as reducing accrued benefits.  In the case of a retirement-type subsidy, the preceding sentence shall apply only with respect to a Participant who satisfies (either before or after the amendment) the preamendment conditions for the subsidy.  In general, a retirement-type subsidy is a subsidy that continues after retirement, but does not include a qualified disability benefit, a medical benefit, a social security supplement, a death benefit (including life insurance), or a plant shutdown benefit (that does not continue after retirement age).  Furthermore, if the vesting schedule of the Plan is amended, in the case of an Employee who is a Participant as of the later of the date such amendment is adopted or the date it becomes effective, the nonforfeitable percentage (determined as of such date) of such Employee's employer-derived Accrued Benefit will not be less than the percentage computed under the Plan without regard to such amendment.

If the Group Contract is amended to change the actuarial basis used to determine benefits payable under the Plan and the amendment is subject to the contract holder's discretion, any benefit payable on or after the effective date of such amendment which is attributable to a Participant's Accrued Benefit as of such effective date, shall not be less than the amount of benefit the Participant would have received if the actuarial basis had not been changed.

An amendment shall not decrease a Participant's vested interest in the Plan.  If an amendment to the Plan changes the computation of the percentage used to determine that portion of a Participant's Accrued Benefit attributable to Employer Contributions which is nonforfeitable (whether directly or indirectly), each Participant or former Participant

(a)       who has completed at least three Years of Service on the date the election period described below ends (five Years of Service if the Participant does not have at least one Hour-of-Service in a Plan Year beginning after December 31, 1988) and

(b)       whose nonforfeitable percentage will be determined on any date after the date of the change may elect, during the election period, to have the nonforfeitable percentage of his Accrued Benefit that results from Employer Contributions determined without regard to the amendment.  This election may not be revoked.  No election needs to be provided for any Participant or former Participant whose nonforfeitable percentage, determined according to the Plan provisions as changed, cannot at any time be less than the percentage determined without regard to such change.  The election period shall begin no later than the date the Plan amendment is adopted and end no earlier than the sixtieth day after the latest of the date the amendment is adopted or becomes effective, or the date the Participant is issued written notice of the amendment by the Employer or the Plan Administrator.

9.02      MERGERS AND DIRECT TRANSFERS

The Plan may not be merged or consolidated with, nor have its assets or liabilities transferred to, any other retirement plan, unless each Participant in the plan would (if the plan then terminated) receive a benefit immediately after the merger, consolidation or transfer which is equal to or greater than the benefit the Participant would have been entitled to receive immediately before the merger, consolidation or transfer (if this Plan had then terminated).  The Employer may enter into merger agreements or direct transfer of assets agreements with the employers under other retirement plans which are qualifiable under Code Section 401(a), including an elective transfer, and may accept the direct transfer of plan assets, or may transfer plan assets, as a party to any such agreement.

The Plan may accept a direct transfer of plan assets on behalf of an Eligible Employee.  If the Eligible Employee is not an Active Participant when the transfer is made, the Eligible Employee shall be deemed to be an Active Participant only for the purpose of investment and distribution of the transferred assets.  He may not accrue benefits until the time he meets all of the requirements to become an Active Participant.  If he terminates employment prior to becoming an Active Participant, his transferred assets may be distributed to him as if they were employer-derived accrued benefits.

Unless a transfer of assets to the Plan is an elective transfer, the Plan shall apply the optional forms of benefit protections described in the AMENDMENTS SECTION of Article IX to all transferred assets.  A transfer is elective if:  (1) the transfer is voluntary, under a fully informed election by the Participant; (2) the Participant has an alternative that retains his Code Section 411(d)(6) protected benefits (including an option to leave his benefit in the transferor plan, if that plan is not terminating); (3) if the transferor plan is subject to Code Sections 401(a)(11) and 417, the transfer satisfies the applicable spousal consent requirements of the Code; (4) the notice requirements under Code Section 417, requiring a written explanation with respect to an election not to receive benefits in the form of a qualified joint and survivor annuity, are met with respect to the Participant and spousal transfer election; (5) the Participant has a right to immediate distribution from the transferor plan under provisions in the plan not inconsistent with Code Section 401(a); (6) the transferred benefit is equal to the Participant's entire nonforfeitable accrued benefit under the transferor plan, calculated to be at least the greater of the single sum distribution provided by the transferor plan (if any) or the present value of the Participant's accrued benefit under the transferor plan payable at the plan's normal retirement age and calculated using an interest rate subject to the restrictions of Code Section 417(e) and subject to the overall limitations of Code Section 415; (7) the Participant has a 100% nonforfeitable interest in the transferred benefit; and (8) the transfer otherwise satisfies applicable Treasury regulations.

9.03      PROVISIONS RELATING TO THE INSURER

The obligations of an Insurer shall be governed solely by the provisions of the Group Contract.  The Insurer shall not be required to perform any act .not provided in or contrary to the provisions of the Group Contract.  See the CONSTRUCTION SECTION of this article.

The Insurer is not a party to the Plan, nor bound in any way by the Plan provisions.  It shall not be required to look to the terms of this Plan, nor to determine whether the Employer, the Plan Administrator, or the Named Fiduciary have the authority to act in any particular manner or to make any contract or agreement.

Until notice of any amendment or termination of this Plan has been received by the Insurer at its home office, the Insurer is and shall be fully protected in assuming that the Plan has not been amended or terminated according to the latest information which it has received at its home office.

9.04      EMPLOYMENT STATUS

Nothing contained in this Plan gives an Employee the right to be retained in the Employer's employ or to interfere with the Employer's right to discharge any Employee.

9.05      RIGHTS TO PLAN ASSETS

No Employee shall have any right to or interest in Any assets of the Plan upon termination of his employment or otherwise except as specifically provided under this Plan, and then only to the extent of the benefits payable to such Employee in accordance with Plan provisions.

Any final payment or distribution to a Participant or his legal representative or to any Beneficiaries, spouse or Contingent Annuitant of such Participant under the Plan provisions shall be in full satisfaction of all claims against the Plan, the Named Fiduciary, the Plan Administrator, the Insurer, and the Employer arising under or by virtue of the Plan.

9.06      BENEFICIARY

Each Participant may name a Beneficiary to receive any death benefit (other than any income payable to a Contingent Annuitant) that may arise out of his participation in the Plan.  The Participant may change his Beneficiary from time to time.  Unless a qualified election has been made, for purposes of distributing any death benefits before Retirement Date, the Beneficiary of a Participant who has a spouse who is entitled to a Qualified Preretirement Survivor Annuity shall be the Participant's spouse.  The Participant's Beneficiary designation and any change of Beneficiary shall be subject to the provisions of the ELECTION PROCEDURES SECTION of Article VI.  It is the responsibility of the Participant to give written notice to the Insurer of the name of the Beneficiary on a form furnished for that purpose.

With the Employer's consent, the Plan Administrator may maintain records of Beneficiary designations for Participants before their Retirement Dates.  In that event, the written designations made by Participants shall be filed with the Plan Administrator.  If a Participant dies before his Retirement Date, the Plan Administrator shall certify to the Insurer the Beneficiary designation on its records for the Participant.

If, at the death of a Participant, there is no Beneficiary named or surviving, any death benefit under the Group Contract shall be paid under the applicable provisions of the Group Contract.

9.07      NONALIENATION OF BENEFITS

Benefits payable under the Plan are not subject to the claims of any creditor of any Participant, Beneficiary, spouse or Contingent Annuitant.  A Participant, Beneficiary, spouse or Contingent Annuitant does riot have any rights to alienate, anticipate, commute, pledge, encumber or assign any of such benefits.  The preceding sentences shall also apply to the creation, assignment, or recognition of a right to any benefit payable with respect to a Participant according to a domestic relations order, unless such order is determined by the Plan Administrator to be a qualified domestic relations order, as defined in Code Section 414(p), or any domestic relations order entered before January 1, 1985.

9.08      CONSTRUCTION

The validity of the Plan or any of its provisions is determined under and construed according to Federal law and, to the extent permissible, according to the laws of the state in which the Employer has its principal office.  In case any provision of this Plan is held illegal or invalid for any reason, such determination shall not affect the remaining provisions of this Plan, and the Plan shall be construed and enforced as if the illegal or invalid provision had never been included.

In the event of any conflict between the provisions of the Plan and the terms of any contract or policy issued hereunder, the provisions of the Plan control the operation and administration of the Plan.

9.09      LEGAL ACTIONS

The Plan, the Plan Administrator and the Named Fiduciary are the necessary parties to any action or proceeding involving the assets held with respect to the Plan or administration of the Plan.  No person employed by the Employer, no Participant, former Participant or their Beneficiaries or any other person having or claiming to have an interest in the Plan is entitled to any notice of process. A final judgment entered in any such action or proceeding shall be binding and conclusive on all persons having or claiming to have an interest in the Plan.

9.10      SMALL AMOUNTS

If the Present Value of the Participant's vested Accrued Benefit has never exceeded $1,750, such Present Value shall be payable in a single sum as of the Participant's Retirement Date or the date he ceases to be an Employee for any reason other than death.  If the Participant's vested Accrued Benefit is zero on the date he ceases to be an Employee for any reason other than death, he shall be deemed to have received a single-sum payment of the Present Value of his vested Accrued Benefit on such date.  This is a small amounts payment.  Such small amounts payment shall be made to the Participant.  Such small amounts payment shall result in all of a Participant's Accrued Benefit being disregarded and is in full settlement of all benefits otherwise payable.  See the DISREGARD OF ACCRUED BENEFIT SECTION of Article IV.  If the Present Value of the Qualified Preretirement Survivor Annuity derived from the Participant's Accrued Benefit has never exceeded $1,750, the Present Value of any death benefit shall be payable in a single sum as of the date the Participant dies if such Present Value is not more than $1,750.  This is a small amounts payment.  Such small amounts payment shall be made to the Participant's Beneficiary (spouse if the death benefit is payable to the spouse).  Such small amounts payment is in full settlement of the death benefit otherwise payable.

No other small amounts payments shall be made.

9.11      WORD USAGE

The masculine gender, where used in this Plan, shall include the feminine gender and the singular words as used in this Plan may include the plural, unless the context indicates otherwise.

9.12      TRANSFERS BETWEEN PLANS

If an Employee previously participated in another plan of the Employer which credited service under the elapsed time method for any purpose which under this Plan is determined using the hours method, then the Employee's service shall be equal to the sum of (a), (b) and (c) below:

(a)         The number of whole years of service credited to him under the other plan as of the date he became an Eligible Employee under this Plan.

(b)         One year or a part of a year of service for the applicable service period in which he became an Eligible Employee if he is credited with the required number of Hours-of-Service.  If the Employer does not have sufficient records to determine the Employee's actual Hours-of-Service in that part of the service period before the date he became an Eligible Employee, the Hours-of-Service shall be determined using an equivalency.  For any month in which he would be required to be credited with one Hour-of-Service, the Employee shall be deemed for purposes of this section to be credited with 190 Hours-of-Service.

(c)         The Employee's service determined under this Plan using the hours method after the end of the applicable service period in which he became an Eligible Employee.

If an Employee previously participated in another plan of the Employer which credited service under the hours method for any purpose which under this Plan is determined using the elapsed time method, then the Employee's service shall be equal to the sum of (d), (e) and (f) below:

(d)         The number of whole years of service credited to him under the other plan as of the beginning of the applicable service period under that plan in which he became an Eligible Employee under this Plan.

(e)         The greater of (1) the service that would be credited to him for that entire service period using the elapsed time method or (2) the service credited to him under the other plan as of the date he became an Eligible Employee under this Plan.

(f)          The Employee's service determined under this Plan using the elapsed time method after the end of the applicable service period under the other plan in which he became an Eligible Employee.

Any modification of service contained in this Plan shall be applicable to the service determined pursuant to this section.

If the Employee previously participated in the plan of a Controlled Group member which credited service under a different method than is used in this Plan, for purposes of determining eligibility and vesting the provisions above shall apply as though the plan of the Controlled Group member were a plan of the Employer.

IN WITNESS WHEREOF, Paul Mueller Company has caused this restatement of the Plan to be executed on its behalf this day of 14th day of February, 200s

PAUL MUELLER COMPANY
By: /S/ DONALD E. GOLIK -------------------------------------------------- Title: SENIOR VICE PRESIDENT & CFO
ATTEST
By: /S/ RONALD W. GIELOW -------------------------------------------------- Title: CONTROLLER

EXHIBIT (21)

SUBSIDIARIES OF THE REGISTRANT

Mueller International Sales Corporation, a Foreign Sales Corporation organized on December 18, 1984, and incorporated under the laws of the Virgin Islands of the United States, became active in 1985 and it dissolution was completed July 27, 2001.

Mueller Transportation, Inc., a Missouri Corporation, was incorporated on October 15, 1996.  This is a wholly owned subsidiary that began operations effective January 1, 1997.  Its accounts have been included in the Consolidated Financial Statements filed herein.

Mueller Field Operations, Inc., a Missouri Corporation, was incorporated on January 28, 1998.  This is a wholly owned subsidiary that began operations effective January 28, 1998.  Its accounts have been included in the Consolidated Financial Statements filed herein.

EXHIBIT (99)

M U E L L E R

March 21, 2002

To the Securities and Exchange Commission:

Arthur Andersen LLP has represented to us that the audit of Paul Mueller Company for the year ended December 31, 2001, was subject to Arthur Andersen's quality control system for the U.S. accounting and auditing practice to provide reasonable assurance that the engagement was conducted in compliance with professional standards and that there was appropriate continuity of Arthur Andersen personnel working on audits and availability of national office consultation. Availability of personnel at foreign affiliates of Arthur Andersen is not relevant to this audit.

PAUL MUELLER COMPANY

By      /S/   DONALD E. GOLIK

      ___________________________

      Donald E. Golik

      Senior Vice President & CFO

------------------------------------------- PAUL MUELLER COMPANY -------------------------------------------
P.O. Box 828 -- Springfield, Missouri 65801-0828, U.S.A.

Telephone: (417) 831-3000 -- Facsimile: (417) 831-3528