Form 10-Q
period 2002-03-31
MUELLER PAUL CO
filed 2002-04-25
CIK 68726

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 ___________________________________________ FORM 10-Q
(Mark One)
[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended MARCH 31, 2002, or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ______________________ to ______________________.

Commission File Number: 0-4791
PAUL MUELLER COMPANY __________________________________________________________________________________ (exact name of registrant as specified in its charter)

MISSOURI

__________________________________________________________________
(state or other jurisdiction of incorporation or organization)

1600 WEST PHELPS STREET -- P.O. BOX 828
SPRINGFIELD, MISSOURI

__________________________________________________________________
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

Indicate the number of shares outstanding of the issuer's Common Stock as of April 25, 2002:  1,179,721

PART I	--	FINANCIAL INFORMATION

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

PAUL MUELLER COMPANY AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (Dollars in Thousands) (Unaudited)

ASSETS
-----------
Current Assets
     Cash and cash equivalents
     Accounts and notes receivable, less reserve of $474 at March 31, 2002, and $382 at December 31, 2001, for doubtful accounts
     Inventories --
           Raw materials and components
           Work-in-process
           Finished goods

     Prepayments

                   Total Current Assets
Other Assets
Property, Plant & Equipment, at cost
     Less -- Accumulated depreciation

Mar. 31, 2002 ------------ $ 1,878 17,675 $ 6,437 3,750 2,206 ------------ $ 12,393 389 ------------ $ 32,335 4,248 67,074 46,254 ------------ $ 20,820 ------------ $ 57,403 =======	Dec. 31, 2001 ------------ $ 1,921 17,302 $ 6,236 2,119 1,209 ------------ $ 9,564 923 ------------ $ 29,710 4,253 66,350 45,558 ------------ $ 20,792 ------------ $ 54,755 =======

LIABILITIES AND SHAREHOLDERS' INVESTMENT
-----------------------------------------------------------------------
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
     Paid-in surplus
     Retained earnings

     Less -- Treasury stock, 174,604 shares at cost
                 Deferred compensation
                 Accumulated other comprehensive loss

$ 5,654 7,093 8,170 ------------ $ 20,917 2,317 $ 1,354 -- 4,662 30,992 ------------ $ 37,008 2,562 217 60 ------------ $ 34,169 ------------ $ 57,403 =======	$ 4,525 6,945 5,574 ------------ $ 17,044 1,748 $ 1,354 -- 4,662 32,812 ------------ $ 38,828 2,562 234 69 ------------ $ 35,963 ------------ $ 54,755 =======

The accompanying notes are an integral part of these consolidated condensed balance sheets.

PAUL MUELLER COMPANY AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Dollars in Thousands Except Per Share Amounts) (Unaudited)

Three Months Ended March 31 -------------------------

Net Sales

Cost of Sales

          Gross Profit

Selling, General, and Administrative Expenses

                    Operating (Loss)

Other Income (Expense):
          Interest income
          Interest expense
          Other, net

(Loss) before Income Taxes

(Benefit) for Income Taxes

(Loss) before Equity in (Loss) of Joint Venture

Equity in (Loss) of Joint Venture

                    Net (Loss)

Basic and Diluted (Loss) per Common Share

2002
-----------

$ 18,597

15,561
-----------

$   3,036

4,870
-----------

$ (1,834)
-----------

$        26
(2)
77
-----------

$      101

$ (1,733)

(622)
-----------
$ (1,111)

(2)
-----------
$ (1,113)
======

$ (0.95)
=====

2001
-----------

$ 16,090

13,752
-----------

$   2,338

4,709
-----------

$ (2,371)
-----------

$        57
(3)
73
-----------

$      127

$ (2,244)

(822)
-----------
$ (1,422)

(28)
-----------
$ (1,450)
======

$ (1.24)
=====

The accompanying notes are an integral part of these consolidated condensed statements.

PAUL MUELLER COMPANY AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Dollars in Thousands) (Unaudited)

Three Months Ended March 31 ---------------------------

Cash Flows from Operating Activities:
     Net (loss)
     Adjustments to reconcile net (loss) to net cash provided
               by operating activities:
          Equity in loss of joint venture
          Bad debt expense
          Depreciation and amortization
          (Gain) on sales of fixed assets
          Changes in assets and liabilities --
               (Increase) decrease in accounts and notes receivable
               (Increase) in inventories
               Decrease (increase) in prepayments
               Decrease (increase) in other assets
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
     Additions to property, plant, and equipment

                    Net Cash (Required) by Investing Activities

Cash Flows (Requirements) from Financing Activities:
     Short-term bank barrowings
     Dividends paid

                    Net Cash (Required) by Financing Activities

Net (Decrease) in Cash
Cash at Beginning of Period

                    Cash at End of Period

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for --
          Income taxes

2002
-----------

$  (1,113)

2
81
758
1

(454)
(2,829)
534
12
1,129
148
2,596
569
------------
$    1,434

$    1,000
(1,000)
(769)
------------
$     (769)

$          --
(708)
------------
$     (708)
------------
$       (43)
1,921
------------
$    1,878
=======

$         28

2001
-----------

$  (1,450)

28
23
681
--

886
(5,478)
(691)
(44)
1,503
495
4,600
855
------------
$    1,408

$       607
--
(2,878)
------------
$  (2,271)

$       900
(704)
------------
$       196
------------
$     (667)
667
------------
$          --
=======

$         25

The accompanying notes are an integral part of these consolidated condensed statements.

PAUL MUELLER COMPANY AND SUBSIDIARIES NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS MARCH 31, 2002 AND 2001, AND DECEMBER 31, 2001 (Unaudited)
1.

The consolidated condensed financial statements include the accounts of Paul Mueller Company (Registrant) and its wholly owned subsidiaries, Mueller Transportation, Inc., and Mueller Field Operations, Inc. (Companies).  A summary of the significant accounting policies is included in Note 1 to the consolidated financial statements included in the Registrant's annual report on Form 10K for the year ended December 31, 2001.  The dissolution of Mueller International Sales Corporation, a wholly-owned Foreign Sales Corporation, was completed on July 27, 2001.

2.

Inventory is recorded at the lower of cost on a last-in, first-out (LIFO) basis or market.

Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time, interim LIFO determinations, including those at March 31, 2002, must necessarily be based on management's estimate of expected year-end inventory levels and costs.  Since estimates of future inventory levels and prices are subject to many factors beyond the control of management, interim financial results are subject to final year-end LIFO inventory amounts. Accordingly, inventory components reported for the period ending March 31, 2002, are estimates based on management's knowledge of the Registrant's production cycle, the costs associated with this cycle, and the sales and purchasing volume of the Registrant.

3.	The following table sets forth the computation of basic and diluted earnings per common share:

Three Months Ended --------------------------------

Net income (loss)

Shares for basic earnings per common share --
    Weighted average shares outstanding
Effect of restricted stock granted

Shares for diluted earnings per common share --
    Adjusted weighted average shares outstanding

Basic and diluted (loss) per common share

3-31-02 -------------- $(1,113,000) ======== 1,168,021 -- ------------- 1,168,021 ======== $ (0.95) =====	3-31-01 -------------- $(1,450,000) ======== 1,168,021 -- ------------- 1,168,021 ======== $ (1.24) =====

4.

The Registrant has three reportable segments:  Industrial Equipment, Dairy Farm Equipment, and Field Fabrication.  The Field Fabrication segment has been set out separately, and the activities were previously included in the Industrial Equipment segment.  Net sales include revenues from sales to unaffiliated and affiliated customers before elimination of intersegment sales.  Intersegment eliminations are primarily sales from the Industrial Equipment segment to the Field Fabrication segment.  The "Other/Corporate" classification includes other revenues and corporate other income (expense).

Net sales and profitability for each segment for the three months ended March 31, 2002 and 2001, were as follows:
2002 -----------------------------------------------------------------------------------------------------------------------
Net sales Income (loss) before income tax	Dairy Farm Equipment ---------------- $ 4,257 $ 382	Industrial Equipment ---------------- $ 13,369 $ (1,925)	Field Fabrication ---------------- $ 424 $ (350)	Other / Corporate ---------------- $ 768 $ 160	Intersegment Eliminations ---------------- $ (221) $ --	Consolidated ---------------- $ 18,597 $ (1,733)
2001 -----------------------------------------------------------------------------------------------------------------------
Net sales Income (loss) before income tax	Dairy Farm Equipment ---------------- $ 3,049 $ (49)	Industrial Equipment ---------------- $ 14,999 $ (2,203)	Field Fabrication ---------------- $ 168 $ (166)	Other / Corporate ---------------- $ 775 $ 174	Intersegment Eliminations ---------------- $ (2,901) $ --	Consolidated ---------------- $ 16,090 $ (2,244)
5.

The Registrant reports comprehensive income (loss) and its components in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income and its components, net of tax, are summarized below:

Three Months Ended --------------------------------
Net income (loss) Gain on investments, net of tax Foreign currency translation adjustment, net of tax Total comprehensive income (loss)	3-31-02 -------------- $(1,113,000) -- 8,000 -------------- $(1,105,000) ========	3-31-01 -------------- $(1,450,000) 16,000 7,000 -------------- $(1,427,000) ========

6.	The Registrant has a $6,000,000 bank-borrowing facility that expires on May 31, 2002. As of March 31, 2002, there were no outstanding borrowings under the facility.
7.

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

OPERATING RESULTS

Consolidated net sales for the quarter ended March 31, 2002, were $18,597,000 compared to $16,090,000 for the quarter ended March 31, 2001.  All segments recorded increases in net sales during the first quarter of 2002 compared to the first quarter of 2001, exclusive of intersegment sales.  Dairy Farm Equipment sales were $1,208,000 higher, as the backlog at the beginning of 2002 was approximately $1,150,000 greater than the backlog at the beginning of 2001.  Additionally, order entry increased during the first quarter of 2002 versus the first quarter of 2001, as the average milk price was higher by approximately 8% for the first quarter of 2002 versus the first quarter of 2001; and milk production was higher during the first quarter of 2002 versus the first quarter of 2001.  The increase in sales for the Dairy Farm Equipment segment was primarily to the domestic market, although export sales were also higher with improved sales to Mexico and Ireland.  Sales for the Industrial Equipment segment, exclusive of intersegment sales, increased by approximately $1,000,000 during the first quarter of 2002 versus the first quarter of 2001.  The greater sales volume was directly attributable to the higher backlog at the beginning of 2002 versus the backlog at the beginning of 2001.  Sales for the Field Fabrication segment were $424,000 for the first quarter of 2002 versus $168,000 for the first quarter of 2001. Field Fabrication sales for 2002 were low as a direct result of the backlog at the beginning of 2002, which was only $318,000.  Field Fabrication sales for the 2001 first quarter reflect the fact that there was limited completion of vessels on field-fabrication projects.

The consolidated gross profit rate for the three months ended March 31, 2002, was 16.3% compared to 14.5% for the same period of a year ago.  The improvement in the gross profit rate was directly attributable to the increase in net sales compared the same quarter of the prior year and a comparable level of manufacturing burden for 2002 and 2001.  The gross profit rate was adversely affected by an increase to the LIFO reserve during the first quarter of 2002 versus 2001, and this related to an increase in stainless steel prices.

Selling, general, and administrative expenses were approximately 3% higher for the first quarter of 2002 versus the first quarter of 2001 due to increased expenditures for personnel and service and warranty costs.

Other income for the three months ended March 31, 2002, was less than the three months ended March 31, 2001, due to lower interest rates for investable funds.

On a segment basis, the Dairy Farm Equipment segment recorded income before income tax of $382,000 for the first quarter of 2002 versus a loss before income tax of $49,000 for the first quarter of 2001.  The significant difference in profitability related to an increase in sales of $1,208,000 for 2002 compared to 2001. The Industrial Equipment segment incurred a loss before income tax of $1,925,000 for 2002 compared to a loss before income tax of $2,203,000 for the first quarter of 2001.  The improvement in results is due to the fact that sales to outside customers were higher during the first quarter of 2002 compared to 2001 when there were significant intersegment sales to the Field Fabrication segment.  The Field Fabrication segment incurred a loss before income tax of $350,000 for the first quarter of 2002 versus a loss before income tax of $166,000 for the first quarter of 2001.  For both quarters, a low level of sales contributed to the loss before taxes.

The effective tax rate for the three months ended March 31, 2001, varied from the statutory tax rate (34%) due primarily to tax credits.

The Registrant and the Sheet Metal Workers Union, Local 208, reached agreement on a new labor contract effective April 7, 2001.  The new contract extends over three years and includes all of the provisions of the Registrant's last and final offer.  However, two cases involving minor issues as a result of a strike that ended in December 2000 remain pending before the National Labor Relations Board; but management believes, based on an evaluation by counsel, that there is no material financial exposure to the Registrant.

Market risks relating to the Registrant's operations result primarily from changes in foreign-exchange rates and stainless-steel prices.  The Registrant periodically enters into foreign-exchange forward or spot contracts to hedge the exposure to foreign-currency-denominated purchase transactions.  Forward contracts generally have maturities of less than three months.  Foreign-currency-denominated purchases were $131,300 and $421,800 for the three months ended March 31, 2002 and 2001, respectively.  There were no foreign-exchange forward contracts outstanding at March 31, 2002 or 2001.  There were no foreign currencies held at March 31, 2002, or at March 31, 2001.  The risk of increases in stainless steel prices, which can be significant to large Industrial Equipment and Field Fabrication segment projects that extend over several months, is managed by contracting for stainless steel at the time the project is obtained.

Concentration of credit risk, with respect to receivables, is limited due to the large number of customers and their dispersion across a wide geographic area.  The Registrant performs credit evaluations on new customers and periodically reviews the financial condition of existing customers.  For Industrial Equipment orders and Field Fabrication segment projects, down payments and/or progress payments are generally required based on the dollar value of the order and customer creditworthiness.  Foreign receivables generally are secured by irrevocable letters of credit confirmed by major U.S. banks.

Looking to the balance of 2002, there are factors that could affect the results of operations.  The average price of milk paid to dairy farmers in the domestic market year-to-date for 2002 is 8% above the average price paid for the same period of 2001.  However, the current milk price remains low considering historic levels, and this could have an adverse effect on order entry, sales, and profitability in the Dairy Farm Equipment segment.

The current economic conditions and the related decrease in capital expenditures are having an adverse effect on the Industrial Equipment segment.  Although order entry has increased for the BioPharm product line, order entry for other products within the Industrial Equipment segment is down by approximately 19% during the first quarter of 2002 versus the first quarter of 2001.  Additionally, market conditions continue to be very competitive.

The price of stainless steel has increased from the beginning of 2002 due to the increase in and the volatility of the market price of nickel, a material used in the production of stainless steel.  This has led to an increase in the surcharge that is assessed at the time of shipment.  Also, there is pressure from the mills to raise the base price of stainless steel, and increases are expected by mid-year.  If the price increases are significant, they may delay projects or reduce profitability if we are not able to pass the increases along completely.  Additionally, higher stainless steel prices may require an additional increase to the LIFO reserve.

In general, the Registrant's business is not subject to seasonal variation and demand for its products.  However, because orders for certain products can be large in terms of sales dollars, a small number of large orders can have a significant impact on the Registrant's sales in any one particular quarter.  As a result, a relatively small reduction or delay in the number of orders shipped or completed and accepted by the customer can have a material effect on the Registrant's sales for any particular quarter.  Gross margins may vary from quarter-to-quarter as a result of the variations in profitability of large orders, as well as the mix of various products manufactured or fabricated by the Registrant.  Accordingly, results of operations for the Registrant for any one particular quarter are not necessarily indicative of the results that may be expected for any subsequent quarter of the calendar year.

The backlog of sales at March 31, 2002, was $35,900,000 compared to $36,600,000 at March 31, 2001.  The level of backlog, at any particular point in time, is not necessarily indicative of the future operating performance of the Registrant in the following quarter due to the long manufacturing or fabrication cycle for some projects. Orders in the backlog are subject to delays in completion and/or holds at the request of the customer, and this could have a significant impact on quarterly results.  The March 31, 2002, backlog represents orders that will be completed and shipped over the next twelve months.

FINANCIAL CONDITION

The consolidated financial condition and the liquidity of the Registrant as of March 31, 2002, have not changed significantly since December 31, 2001.  Commitments for capital expenditures at March 31, 2002, total about $1,530,000.

The Registrant has a $6,000,000 banking facility that expires on May 31, 2002; and there were no borrowings under the facility at March 31, 2002.  Of the amount available, $1,000,000 is reserved for the issuance of standby letters of credit by the Registrant and the remaining $5,000,000 is available for borrowing.  The Registrant intends to renew the facility prior to the expiration date.

The Registrant has adopted SFAS No. 142, "Goodwill and Other Intangible Assets," issued in June 2001; and it is not expected to have a material effect on the Registrant's financial position or results of operations.

PART II -- OTHER INFORMATION
Item 6.	Exhibits and reports on Form 8-K.
a.	Exhibits
	Exhibit Number ----------	Exhibit ----------------------------------------------------------------------------------------------	Sequentially Numbered Page ---------------
	(10)	Amendments to the Paul Mueller Company Profit-Sharing and Retirement Savings Plan (restated effective April 1, 2001), adopted by the Registrant on January 8, 2002	12
b.	Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended March 31, 2002.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PAUL MUELLER COMPANY
DATE: April 25, 2002	/S/ DONALD E. GOLIK ---------------------------------------------------------------------- Donald E. Golik, Senior Vice President and Chief Financial Officer