Form 10-Q
period 2002-06-30
MUELLER PAUL CO
filed 2002-08-12
CIK 68726

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 ___________________________________________ FORM 10-Q
(Mark One)
[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended JUNE 30, 2002, or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ______________________ to ______________________.

Commission File Number: 0-4791
PAUL MUELLER COMPANY
__________________________________________________________________________________ (exact name of registrant as specified in its charter)
MISSOURI	44-0520907
__________________________________________________________________ (state or other jurisdiction of incorporation or organization)	____________________________ (I.R.S. employer identification no.)
1600 WEST PHELPS STREET -- P.O. BOX 828 SPRINGFIELD, MISSOURI	65801-0828
__________________________________________________________________ (address of principal executive offices)	____________________________ (zip code)

Registrant's telephone number, including area code:  (417) 831-3000

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

Indicate the number of shares outstanding of the issuer's Common Stock as of August 12, 2002:  1,186,171

PART I	--	FINANCIAL INFORMATION

The condensed financial statements included herein have been prepared by the Registrant without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in connection with the financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K.  This interim report reflects all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair statement of the results for the interim period.

PAUL MUELLER COMPANY AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (Dollars in Thousands) (Unaudited)

ASSETS
-----------
Current Assets
     Cash and cash equivalents
     Accounts and notes receivable, less reserve of $472 at 6-30-02, and $382 at 12-31-01, for doubtful accounts
     Inventories --
           Raw materials and components
           Work-in-process
           Finished goods

     Prepayments

                   Total Current Assets

Other Assets

Property, Plant & Equipment
     Less -- Accumulated depreciation

                   Net Property, Plant & Equipment

June 30, 2002 ------------ $ 1,641 23,873 $ 8,241 7,766 3,108 ------------ $ 19,115 825 ------------ $ 45,454 4,173 $ 68,047 46,956 ------------ $ 21,091 ------------ $ 70,718 =======	Dec. 31, 2001 ------------ $ 1,921 17,302 $ 6,236 2,119 1,209 ------------ $ 9,564 923 ------------ $ 29,710 4,253 $ 66,350 45,558 ------------ $ 20,792 ------------ $ 54,755 =======

LIABILITIES AND SHAREHOLDERS' INVESTMENT
-----------------------------------------------------------------------
Current Liabilities:
     Accounts payable
     Accrued expenses
     Advance billings

                   Total Current Liabilities
Other Long-Term Liabilities
Contingencies
Shareholders' Investment:
     Common stock, par value $1 per share -- Authorized 20,000,000 shares --
           Issued 1,360,025 shares at 6-30-02, and 1,354,325 at 12-31-01
     Preferred stock, par value $1 per share -- Authorized 1,000,000 shares --
           No shares issued
     Paid-in surplus
     Retained earnings

     Less -- Treasury stock, 174,604 shares at cost
                 Deferred compensation
                 Accumulated other comprehensive loss

$ 8,475 7,448 19,169 ------------ $ 35,092 2,423 $ 1,360 -- 4,839 30,056 ------------ $ 36,255 2,562 376 114 ------------ $ 33,203 ------------ $ 70,718 =======	$ 4,525 6,945 5,574 ------------ $ 17,044 1,748 $ 1,354 -- 4,662 32,812 ------------ $ 38,828 2,562 234 69 ------------ $ 35,963 ------------ $ 54,755 =======

The accompanying notes are an integral part of these consolidated condensed balance sheets.

PAUL MUELLER COMPANY AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Dollars in Thousands Except Per Share Amounts) (Unaudited)

Three Months Ended June 30 -------------------------		Six Months Ended June 30 -------------------------

Net Sales

Cost of Sales

          Gross Profit

Selling, General, and Administrative Expenses

                    Operating Income (Loss)

Other Income (Expense):
          Interest income
          Interest expense
          Other, net

Income (Loss) before Income Taxes

Provision (Benefit) for Income Taxes

Income (Loss) before Equity in
     (Loss) of Joint Venture

Equity in (Loss) of Joint Venture

                    Net Income (Loss)

Basic and Diluted Earnings (Loss)
     per Common Share

2002 ----------- $ 22,514 17,914 ----------- $ 4,600 4,994 ----------- $ (394) ----------- $ 18 (2) 82 ----------- $ 98 $ (296) (84) ----------- $ (212) (13) ----------- $ (225) ====== $ (0.20) =====	2001 ----------- $ 23,746 18,941 ----------- $ 4,805 4,463 ----------- $ 342 ----------- $ 19 (16) 27 ----------- $ 30 $ 372 126 ----------- $ 246 (5) ----------- $ 241 ====== $ 0.21 =====

2002
-----------

$ 41,111

33,475
-----------

$   7,636

9,864
-----------

$  (2,228)
-----------

$        45
(4)
158
-----------

$      199

$  (2,029)

(706)
-----------

$  (1,323)

(15)
-----------
$  (1,338)
======

$ (1.15)
=====

2001
-----------

$ 39,836

32,693
-----------

$   7,143

9,172
-----------

$  (2,029)
-----------

$        76
(19)
100
-----------

$      157

$  (1,872)

(696)
-----------

$  (1,176)

(33)
-----------
$  (1,209)
======

$ (1.03)
=====

The accompanying notes are an integral part of these consolidated condensed statements.

PAUL MUELLER COMPANY AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Dollars in Thousands) (Unaudited)

Six Months Ended June 30 -------------------------

Cash Flows from Operating Activities:
     Net (loss)
     Adjustments to reconcile net (loss) to net cash provided
               by operating activities:
          Equity in loss of joint venture
          Bad debt expense
          Depreciation and amortization
          Loss (gain) on sales of fixed assets
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

Net (Decrease) Increase in Cash
Cash at Beginning of Period

                    Cash at End of Period

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for --
          Income taxes
          Interest

2002
-----------

$  (1,338)

15
93
1,548
1

--
(6,664)
(9,551)
98
20
3,950
503
13,595
675
------------
$    2,945

$    1,000
(1,000)
1
(1,807)
------------
$  (1,806)

$  (1,419)
------------
$  (1,419)
------------
$     (280)
1,921
------------
$    1,641
=======

$         28
$           8

2001
-----------

$  (1,209)

33
19
1,420
(7)

1
2,948
(6,087)
(828)
(29)
1,510
495
6,051
1,014
------------
$    5,331

$       607
--
154
(4,205)
------------
$  (3,444)

$  (1,412)
------------
$  (1,412)
------------
$       475
667
------------
$    1,142
=======

$         43
$         23

The accompanying notes are an integral part of these consolidated condensed statements.

PAUL MUELLER COMPANY AND SUBSIDIARIES NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS JUNE 30, 2002 AND 2001, AND DECEMBER 31, 2001 (Unaudited)
1.

The consolidated condensed financial statements include the accounts of Paul Mueller Company (Registrant) and its wholly owned subsidiaries, Mueller Transportation, Inc., and Mueller Field Operations, Inc. (Companies).  A summary of the significant accounting policies is included in Note 1 to the consolidated financial statements included in the Registrant's annual report on Form 10-K for the year ended December 31, 2001.  The dissolution of Mueller International Sales Corporation, a wholly-owned Foreign Sales Corporation, was completed on July 27, 2001.

2.

Inventory is recorded at the lower of cost, on a last-in, first-out (LIFO) basis, or market.

Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time, interim LIFO determinations, including those at June 30, 2002, must necessarily be based on management's estimate of expected year-end inventory levels and costs.  Since estimates of future inventory levels and prices are subject to many factors beyond the control of management, interim financial results are subject to final year-end LIFO inventory amounts. Accordingly, inventory components reported for the period ending June 30, 2002, are estimates based on management's knowledge of the Registrant's production cycle, the costs associated with this cycle, and the sales and purchasing volume of the Registrant.

3.	The following table sets forth the computation of basic and diluted earnings per common share:
Three Months Ended June 30 -------------------------		Six Months Ended June 30 -------------------------

Net income (loss)

Shares for basic earnings per common share --
   Weighted average shares outstanding
Effect of restricted stock granted

Shares for diluted earnings per common share --
   Adjusted weighted average shares outstanding

Basic earnings (loss) per common share

Diluted earnings (loss) per common share

2002 -------------- $ (225,000) ======== 1,168,021 -- ------------- 1,168,021 ======== $ (0.20) ===== $ (0.20) =====	2001 -------------- $ 241,000 ======== 1,168,021 2,205 ------------- 1,170,226 ======== $ 0.21 ===== $ 0.21 =====	2002 -------------- $(1,338,000) ======== 1,168,021 -- ------------- 1,168,021 ======== $ (1.15) ===== $ (1.15) =====	2001 -------------- $(1,209,000) ======== 1,168,021 -- ------------- 1,168,021 ======== $ (1.03) ===== $ (1.03) =====
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

Net sales and profitability for each segment for the three months and six months ended June 30, 2002 and 2001, were as follows:

	Dairy Farm Equipment ----------------	Industrial Equipment ----------------	Field Fabrication ----------------	Other / Corporate ----------------	Intersegment Eliminations ----------------	Consolidated ----------------
Three Months Ended 6-30-02 ------------------------------------ Net sales Income (loss) before income tax	$ 6,062 $ 1,325	$ 14,125 $ (1,713)	$ 1,918 $ (68)	$ 886 $ 160	$ (477) $ --	$ 22,514 $ (296)
Three Months Ended 6-30-01 ------------------------------------ Net sales Income (loss) before income tax	$ 4,778 $ 687	$ 16,732 $ (559)	$ 2,743 $ 140	$ 904 $ 104	$ (1,411) $ --	$ 23,746 $ 372
Six Months Ended 6-30-02 --------------------------------- Net sales Income (loss) before income tax	$ 10,319 $ 1,707	$ 27,494 $ (3,638)	$ 2,342 $ (418)	$ 1,654 $ 320	$ (698) $ --	$ 41,111 $ (2,029)
Six Months Ended 6-30-01 --------------------------------- Net sales Income (loss) before income tax	$ 7,827 $ 638	$ 31,731 $ (2,762)	$ 2,911 $ (26)	$ 1,679 $ 278	$ (4,312) $ --	$ 39,836 $ (1,872)
5.

The Registrant reports comprehensive income (loss) and its components in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income and its components, net of tax, are summarized below:

	Three Months Ended June 30 --------------------------------		Six Months Ended June 30 --------------------------------
Net income (loss) Gain on investments, net of tax Foreign currency translation adjustment, net of tax Total comprehensive income (loss)	2002 -------------- $ (225,000) -- (53,000) -------------- $ (278,000) ========	2001 -------------- $ 241,000 -- 36,000 -------------- $ 277,000 ========	2002 -------------- $(1,338,000) -- (45,000) -------------- $(1,383,000) ========	2001 -------------- $(1,209,000) 16,000 43,000 -------------- $(1,150,000) ========
6.

The Registrant has a $3,250,000 bank-borrowing facility that expires on May 31, 2003; and as of June 30, 2002, there are no outstanding borrowings under the facility.  The Registrant also has a $2,750,000 standby letter-of-credit facility; and as of June 30, 2002, there were $2,464,984 of standby letters of credit issued under the facility, all due to expire within one year.

7.

A lawsuit was filed in May 2002 against the Registrant alleging breach-of-contract/breach-of-express-warranty in connection with the sale of a heat exchanger in October 2000.  The Plaintiff alleges in the suit that it has suffered direct, consequential and incidental damages in excess of $3,100,000.  The suit is in the pre-discovery stage, and it is not feasible to determine the likelihood of an unfavorable outcome or the amount of the potential liability, if any.

The Registrant and its subsidiaries are involved in other legal proceedings incident to the conduct of their business.  It is management's opinion that none of these matters will have a material adverse effect on the consolidated financial position, results of operations, or cash flows.

PAUL MUELLER COMPANY AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATING RESULTS AND FINANCIAL CONDITION

The following is Management's discussion and analysis of the significant factors that have affected the Companies' earnings during the periods included in the accompanying Consolidated Condensed Statement of Income.

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

OPERATING RESULTS

The Registrant incurred a net loss of $225,000 for the second quarter of 2002 compared to net income of $241,000 for the second quarter of 2001.  The primary factors contributing to the reduced performance were a reduction in net sales, coupled with higher expense levels.

Consolidated net sales for the quarter ended June 30, 2002, were $22,514,000 compared to $23,746,000 for the quarter ended June 30, 2001.  Sales for the Dairy Farm Equipment segment increased when comparing the second quarter of 2002 to the second quarter of 2001, while sales for the Industrial and Field Fabrication segments both declined.  Dairy Farm Equipment sales improved by $1,284,000, as the backlog at the beginning of the second quarter of 2002 was approximately $1,883,000 greater than the backlog at the beginning of the second quarter of 2001.  Additionally, order entry for Dairy Farm Equipment was 30% higher for the first six months of 2002 versus the first six months of 2001 in spite of the fact that the average milk price paid to dairy farmers was 9% lower for the comparable period.  Sales for the Industrial Equipment segment, before intersegment sales elimination, decreased by $2,607,000 when comparing the second quarter of 2002 to the second quarter of 2001.  The decrease in Industrial Equipment segment sales was primarily attributable to weaker sales for the processing equipment product line.  The sales decline was attributable to the fact that the backlog for processing equipment was 28% lower at the beginning of 2002 compared to the beginning of 2001.  Sales for the Field Fabrication segment were $825,000 lower for the second quarter of 2002 compared to the second quarter of 2001.  The reason for the decrease in sales was the substantially lower backlog at December 31, 2001, compared to December 31, 2000.

The consolidated gross profit rate for the three months ended June 30, 2002, was 20.4% versus 20.2% for the same period of a year ago.  The improvement in the gross profit rate was primarily due to lower manufacturing burden included in cost of sales, as the level of production activity for the quarter ended June 30, 2002, was significantly higher than the same period of a year ago and manufacturing burden was absorbed over a larger base of work.  This production increase was due to a significantly higher level of backlog as of June 30, 2002, versus June 30, 2001.  Additionally, the gross margin rate, which is a measure of the variable profit margin, improved for the three months ended June 30, 2002, compared to the three months ended June 30, 2001.  The gross profit rate was adversely affected by an increase to the LIFO reserve during the second quarter of 2002, which related to increases in stainless steel prices; and for the second quarter of 2001, the LIFO reserve was reduced, as stainless steel prices were lower.  The effect of LIFO was to increase cost of sales by $425,000 when comparing the results for the second quarter of 2002 to the second quarter of 2001.

Selling, general, and administrative expenses were higher for the second quarter of 2002 compared to the second quarter of 2001 due to higher expenditures for personnel, legal fees, and insurance, and to higher provisions for identified warranty claims and bad debts.

Other income for the three months ended June 30, 2002, increased over the three months ended June 30, 2001, due to lower interest expense and higher miscellaneous income.

On a segment basis, the Dairy Farm Equipment segment recorded income before income tax of $1,325,000 for the second quarter of 2002 versus income before income tax of $687,000 for the second quarter of 2001.  The increase in profitability over the prior year was primarily due to the increase in sales of $1,284,000 for the three months ended June 30, 2002.  The Industrial Equipment segment and Field Fabrication segments incurred losses of $1,713,000 and $68,000, respectively, for the three months ended June 30, 2002.  In contrast, for the three months ended June 30, 2001, the Industrial Equipment segment recorded a loss before income tax of $559,000, and the Field Fabrication segment recorded income before income tax of $140,000.  The variance in performance between years was directly related to the lower level of sales for the second quarter of 2002 compared to the second quarter of 2001 for the segments.

The effective tax rates for the three months ended June 30, 2002 and 2001, were 28.4% and 33.9%, respectively. The rate was lower for 2002 as items that are treated differently for book and tax purposes were significant enough to reduce the tax benefit.

Although consolidated net sales for the six months ended June 30, 2002, were $1,275,000 higher than consolidated net sales for the six months ended June 30, 2001, the net loss was $129,000 greater for 2002 than 2001 for the same periods.  Factors contributing to the variance were higher expenses for selling, general, and administrative expenses and the effect of LIFO.

The improvement in sales was due to higher sales for the Dairy Farm Equipment segment, as sales for both the Industrial Equipment and Field Fabrication segments declined compared to the prior year.  The increase in Dairy Farm Equipment sales occurred primarily in the domestic market and was a result of the backlog that was 65% higher at December 31, 2001, compared to December 31, 2000, as well as the previously mentioned increase in new orders during 2002.  Sales for the Industrial Equipment segment declined by more than 13%, when comparing the first six months for 2002 to the first six months of 2001, due to lower intersegment sales and lower sales to unaffiliated customers, as weakness in capital expenditures continues to adversely affect many of our product lines.  Sales for the Field Fabrication segment were lower for the first six months of 2002 compared to the first six months 2001 due to a significantly lower beginning backlog for 2002 compared to 2001.

The consolidated gross profit rate for the six months ended June 30, 2002, and June 30, 2001, was 18.6% and 17.9%, respectively.  The improvement in the gross profit rate was due to higher net sales for 2002 combined with lower manufacturing burden.  The lower manufacturing burden was a result of the increased level of work due to a significantly higher backlog, which provides for better absorption of the manufacturing burden.  For the first six months of 2002, a provision was made to increase the LIFO reserve due to the increased level of stainless steel prices; in contrast, during the first six months of 2001, the reserve for LIFO was reduced due to lower stainless steel prices.  The effect of LIFO was to increase cost of sales by $625,000 when comparing results for the first six months of 2002 to the first six months of 2001.

Selling, general, and administrative expenses were higher for the six months ended June 30, 2002, versus the six months ended June 30, 2001, due to increased expenditures for personnel, insurance, and legal fees, and to higher provisions for identified warranty claims and bad debts.

Other income was higher for the six months ended June 30, 2002, versus the six months ended June 30, 2001, due to lower interest expense and higher miscellaneous income.

The Dairy Farm Equipment segment income before tax was $1,707,000 for the first six months of 2002 versus income before tax of $638,000 for the same period of 2001.  The increase in profitability related solely to the improvement in sales of $2,492,000 for 2002 compared to 2001.  The Industrial Equipment segment and Field Fabrication segment incurred losses during the first six months of 2002 of $3,638,000 and $418,000, respectively.  With respect to both segments, the lower level of sales was a primary contributor to the decline in profitability.

The effective tax rates for the six months ended June 30, 2002 and 2001, were 34.8% and 37.2%, respectively. The rate was higher for 2001 due primarily to tax credits.

Market risks relating to the Registrant's operations result primarily from changes in foreign-exchange rates and stainless steel prices.  The Registrant periodically enters into foreign-exchange forward or spot contracts to hedge the exposure to foreign-currency-denominated purchase transactions.  Forward contracts generally have durations of less than three months.  Foreign-currency-denominated purchases were $739,000 and $891,000 for the six months ended June 30, 2002 and 2001, respectively.  There were no foreign-exchange forward contracts outstanding at June 30, 2002 or 2001.  There were no foreign currencies held at June 30, 2002, or at June 30, 2001.  The risk of an increase in stainless steel prices, which can be significant to large Industrial Equipment and Field Fabrication segment projects that extend over several months, is managed by contracting for stainless steel at the time the project is obtained.

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

Looking to the balance of 2002, there are factors that could affect the results of operations.  The average price of milk paid to dairy farmers in the domestic market through June 30, 2002, was approximately 9% less than the average price paid for milk during the same period of 2001.  The average milk price is expected to remain low for the balance of the year and, coupled with anticipated increases in feed costs due to the adverse weather conditions, could have an adverse effect on order entry, sales, and profitability of the Dairy Farm Equipment segment.

The current economic conditions and the related capital expenditure level are having an adverse effect on certain product lines within the Industrial Equipment segment.  Order entry has increased for the biopharm product line when comparing the first six months of 2002 to 2001.  However, order entry for other product lines within the Industrial Equipment segment has remained at about the same level for the first six months of 2002 and 2001; and this represents approximately a 20% decrease from the same period of 2000.  Consequently, the market conditions continue to be very competitive for the Industrial Equipment segment.

The price of stainless steel has increased since the beginning of 2002 due to the implementation of surcharges.  Surcharges, which are assessed at the time of shipment from the vendor, have been implemented due to the increase in and the volatility of the market price of nickel and molybdenum (materials used in the production of stainless steel).  The effect of surcharges on stainless steel prices may delay projects or reduce profitability if increases cannot be passed along in the form of higher prices.  The effect of higher stainless steel prices also may require additional increases to the LIFO reserve.

In general, the Registrant's business is not subject to seasonal variation in demand for its products.  However, because orders for certain products can be large in terms of sales dollars, a small number of large orders can have a significant impact on the Registrant's sales in any one particular quarter.  As a result, a relatively small reduction or delay in the number of orders shipped or completed and accepted by the customer can have a material effect on the Registrant's sales for any particular quarter.  Gross margins may vary from quarter to quarter due to the variations in the profitability of large orders, as well as the mix of the various products manufactured or fabricated by the Registrant.  Accordingly, the results of operations for the Registrant for any one particular quarter are not necessarily indicative of the results that may be expected for any subsequent quarter of the calendar year.

As a result of an increase of 113% in consolidated new orders for the first six months of 2002 versus the first six months of 2001, consolidated backlog totaled $77,061,000 at June 30, 2002, compared to $34,972,000 at June 30, 2001.  The backlog for the Industrial Equipment segment (exclusive of shop work for the Field Fabrication segment) was $57,835,000 and $19,806,000 at June 30, 2002 and 2001, respectively.  The backlog for the Dairy Farm Equipment segment was $4,053,000 and $2,909,000 at June 30, 2002 and 2001, respectively.  The Field Fabrication segment backlog was $15,173,000 at June 30, 2002, versus $12,257,000 at June 30, 2001.  The increase in the Industrial Equipment segment backlog was almost exclusively due to the biopharm product line, which consists of pure-water/pure-steam generating equipment, tanks and vessels, and modular systems for the pharmaceutical and biotechnology industries.  Approximately 95% of the June 30, 2002, consolidated backlog represents orders that will be completed and shipped over the next twelve months.

The level of backlog at any particular point in time is not necessarily indicative of the future operating performance of the Registrant in the following quarter due to the long manufacturing or fabrication cycle for some projects.  Orders in backlog are subject to delays in completion and/or holds at the request of the customer, and this could have a significant impact on sales and quarterly results.

FINANCIAL CONDITION

The consolidated financial condition and the liquidity of the Registrant as of June 30, 2002, have not changed significantly since December 31, 2001.  There are no significant commitments for capital expenditures as of June 30, 2002.

Net cash provided by operating activities for the six months ended June 30, 2002, was less than net cash provided by operating activities for the six months ended June 30, 2001, due primarily to increases in accounts receivable and inventory, which are related to the higher backlog of work.

The Registrant has a $3,250,000 bank borrowing facility that expires on May 31, 2003; and there were no borrowings under the facility at June 30, 2002.  Additionally, the Registrant has a facility of $2,750,000 to support standby letters of credit.  As of June 30, 2002, there were $2,464,984 of standby letters of credit issued and outstanding under the facility, all due to expire within one year.

The Registrant has adopted SFAS No. 142, "Goodwill and Other Intangible Assets," issued in June 2001; and it had no impact on the Registrant's financial position or results of operations.

PART II	--	OTHER INFORMATION
Item 4.	Submission of matters to a vote of security holders.
a.	The annual meeting of shareholders of the Registrant was held on May 6, 2002. At the meeting, the following matters were submitted to a vote of the shareholders:
1)	Election of Directors --
The following nominees were elected to the Board of Directors of Paul Mueller Company and received the number of votes opposite their respective names.

Name ------------------------------- W. Curtis Graff William R. Patterson Melvin J. Volmert	For ----------- 1,131,556 1,131,156 1,131,631	Withheld ----------- 11,135 11,135 11,135

Directors not up for election but continuing after the annual meeting of shareholders were:

Donald E. Golik Daniel C. Manna	David T. Moore Paul Mueller

2)	A proposal to approve the Registrant's Non-Employee Director Stock Option and Restricted Stock Plan.
The Registrant's Board of Directors recommended a vote for the proposal, and it was approved. Votes cast were as follows:

Votes for Votes against Abstain	713,646 181,771 3,230

Item 6.	Exhibits and reports on Form 8-K.
a.	Exhibits
	Exhibit Number ----------	Exhibit ----------------------------------------------------------------------------------------------	Sequentially Numbered Page ---------------
(10)

Paul Mueller Company Non-Employee Director Stock Option and Restricted Stock Plan (incorporated herein by reference to Exhibit A to the Registrant's 2002 Proxy Statement filed with the Commission on April 1, 2002)

(99.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Daniel C. Manna, Chief Executive Officer of Paul Mueller Company, dated August 12, 2002	14

(99.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Donald E. Golik, Chief Financial Officer of Paul Mueller Company, dated August 12, 2002	15

b.	Reports on Form 8-K --
1)	A Form 8-K reporting the termination of Arthur Andersen LLP as the Registrant's independent public accountants was filed with the Commission May 15, 2002.
2)	A Form 8-K appointing KPMG as the Registrant's independent public accountants was filed with the Commission on May 24, 2002.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PAUL MUELLER COMPANY
DATE: August 12, 2002	/S/ DONALD E. GOLIK ---------------------------------------------------------------------- Donald E. Golik, Senior Vice President and Chief Financial Officer

EXHIBIT 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

              In connection with the Quarterly Report of Paul Mueller Company (the "Company") on Form 10-Q for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel C. Manna , Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

              (1)     The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

              (2)     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
DATE: August 12, 2002	/S/ DANIEL C. MANNA ---------------------------------------------------------------------- Daniel C. Manna Chief Executive Officer

EXHIBIT 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

              In connection with the Quarterly Report of Paul Mueller Company (the "Company") on Form 10-Q for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald E. Golik, Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

              (1)     The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

              (2)     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
DATE: August 12, 2002	/S/ DONALD E. GOLIK ---------------------------------------------------------------------- Donald E. Golik Chief Financial Officer