Form 10-Q
period 2002-09-30
MUELLER PAUL CO
filed 2002-11-13
CIK 68726

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 ___________________________________________ FORM 10-Q
(Mark One)
[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended SEPTEMBER 30, 2002, or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to .

Commission File Number: 0-4791
PAUL MUELLER COMPANY (exact name of registrant as specified in its charter)
MISSOURI (state or other jurisdiction of incorporation or organization)	44-0520907 (I.R.S. employer identification no.)
1600 WEST PHELPS STREET -- P.O. BOX 828 SPRINGFIELD, MISSOURI (address of principal executive offices)	65801-0828 (zip code)
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

Indicate the number of shares outstanding of the issuer's Common Stock as of November 8, 2002:  1,185,071

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

ITEM 1.   FINANCIAL STATEMENTS

PAUL MUELLER COMPANY AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (Dollars in Thousands) (Unaudited)

ASSETS	Sept. 30, 2002	Dec. 31, 2001

Current Assets
     Cash and cash equivalents
     Accounts and notes receivable, less reserve of $711 at 9-30-02, and $382 at 12-31-01, for doubtful accounts
     Costs and estimated earnings in excess of billings
     Inventories --
           Raw materials and components
           Work-in-process
           Finished goods

     Prepayments

                   Total Current Assets

Other Assets

Property, Plant & Equipment
     Less -- Accumulated depreciation

                   Net Property, Plant & Equipment

	$ 1,100 21,239 878 $ 8,725 4,056 3,190 $ 15,971 793 $ 39,981 4,070 $ 69,861 47,665 $ 22,196 $ 66,247 =======	$ 1,921 17,302 -- $ 6,236 2,119 1,209 $ 9,564 923 $ 29,710 4,253 $ 66,350 45,558 $ 20,792 $ 54,755 =======
LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
     Current maturies of long-term debt
     Short-term bank borrowings
     Accounts payable
     Accrued expenses
     Advance billings
     Billings in excess of costs and estimated earnings

                   Total Current Liabilities

Long-Term Debt

Other Long-Term Liabilities

Contingencies

Shareholders' Investment:
     Common stock, par value $1 per share -- Authorized 20,000,000 shares --
           Issued 1,360,775 shares at 9-30-02, and 1,354,325 at 12-31-01
     Preferred stock, par value $1 per share -- Authorized 1,000,000 shares --
           No shares issued
     Paid-in surplus
     Retained earnings

     Less -- Treasury stock, 175,704 shares at 9-30-02, and 174,604 shares at 12-31-01, at cost
                 Deferred compensation
                 Accumulated other comprehensive loss

	$ 417 1,000 9,164 8,843 8,921 1,687 $ 30,032 834 1,877 $ 1,361 -- 4,858 30,355 $ 36,574 2,593 349 128 $ 33,504 $ 66,247 =======	$ -- -- 4,525 6,945 5,574 -- $ 17,044 -- 1,748 $ 1,354 -- 4,662 32,812 $ 38,828 2,562 234 69 $ 35,963 $ 54,755 =======

The accompanying notes are an integral part of these consolidated condensed balance sheets.

PAUL MUELLER COMPANY AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Dollars in Thousands Except Per Share Amounts) (Unaudited)

Three Months Ended September 30		Nine Months Ended September 30
2002	2001	2002	2001

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

Provision (Benefit) for Income Taxes

Income (Loss) before Equity in
     (Loss) of Joint Venture

Equity in Earnings (Loss) of Joint Venture

                    Net Income (Loss)

Basic and Diluted Earnings (Loss)
     per Common Share

$36,680 29,989 $ 6,691 5,191 $ 1,500 $ 29 (4) 98 $ 123 $ 1,623 618 $ 1,005 5 $ 1,010 ====== $ 0.87 =====	$27,384 21,975 $ 5,409 4,711 $ 698 $ 23 (2) 70 $ 91 $ 789 283 $ 506 (4) $ 502 ====== $ 0.42 =====	$77,791 63,464 $14,327 15,056 $ (729) $ 74 (8) 257 $ 323 $ (406) (88) $ (318) (10) $ (328) ====== $(0.28) =====	$67,220 54,668 $12,552 13,883 $ (1,331) $ 99 (21) 170 $ 248 $ (1,083) (413) $ (670) (37) $ (707) ====== $(0.61) =====

The accompanying notes are an integral part of these consolidated condensed statements.

PAUL MUELLER COMPANY AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Dollars in Thousands) (Unaudited)

Nine Months Ended September 30
2002	2001

Cash Flows from Operating Activities:
     Net (loss)
     Adjustments to reconcile net (loss) to net cash provided
               by operating activities:
          Equity in loss of joint venture
          Bad debt expense
          Depreciation and amortization
          Loss (gain) on sales of fixed assets
          Changes in assets and liabilities --
               Decrease in interest receivable
               (Increase) decrease in accounts and notes receivable
               (Increase) in costs and estimated earnings in excess of billings
               (Increase) in inventories
               Decrease (increase) in prepayments
               Decrease (increase) in other assets
               Increase in accounts payable
               Increase in accrued expenses
               Increase in advance billings
               Increase in billings in excess of costs and estimated earnings
               Increase in long-term liabilities

                    Net Cash Provided by Operating Activities

Cash Flows (Requirements) from Investing Activities:
     Proceeds from maturities of investments
     Purchases of investments
     Proceeds from sales of equipment
     Additions to property, plant, and equipment

                    Net Cash (Required) by Investing Activities

Cash Flows (Requirements) from Financing Activities:
     Proceeds from line-of-credit agreement
     Proceeds from long-term debt
     Dividends paid

                    Net Cash Provided (Required) by Financing Activities

Net (Decrease) Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Period

                    Cash and Cash Equivalents at End of Period

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for --
          Income taxes
          Interest

$ (328) 10 130 2,422 5 -- (4,066) (878) (6,407) 130 114 4,639 1,898 3,347 1,687 129 $ 2,832 $ 1,000 (1,000) 1 (3,775) $ (3,774) $ 1,000 1,251 (2,130) $ 121 $ (821) 1,921 $ 1,100 ====== $ 28 $ 9	$ (707) 37 95 2,253 (42) 1 2,354 -- (3,360) (529) (108) 945 905 3,891 -- 816 $ 6,551 $ 607 -- 289 (4,634) $ (3,738) $ -- -- (2,120) $ (2,120) $ 693 667 $ 1,360 ====== $ 96 $ 23

The accompanying notes are an integral part of these consolidated condensed statements.

PAUL MUELLER COMPANY AND SUBSIDIARIES NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2002 AND 2001, AND DECEMBER 31, 2001 (Unaudited)
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

2.

Revenue from sales of fabricated products is recognized upon passage of title and transfer of the risks of ownership to the customer.  Passage of title may occur at the time of shipment, at the time of delivery to the customer's location, or when tanks are completed in the field and accepted by the customer.  For multi-unit projects that are fabricated in the plant or in the field, revenue is recognized under the units-of-delivery method, which is a modification of the percentage-of-completion method of accounting for contracts.  Under the units-of-delivery method, the contract price of units completed and shipped or delivered to the customer (as determined by the contract) or completed and accepted by the customer for field-fabrication projects is recognized as revenue.

Revenues from long-term contracts that involve only a few deliverables are recognized on the percentage-of-completion method, and these contracts commenced during 2002.  For field-fabricated projects, percentage of completion is determined by comparing costs incurred to date for each contract to the estimated total costs for each contract at completion.  For plant-fabricated projects, percentage of completion is determined by comparing total manufacturing hours incurred to date for each project to estimated total manufacturing hours for each project.  Estimates of total contract costs and total manufacturing hours for relevant contracts are reviewed periodically and, if necessary, updated to properly state the estimates. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Costs and estimated earnings in excess of billings on uncompleted contracts arise when revenues have been recorded, but the amounts have not been billed under the terms of the contracts.  Such amounts are recoverable from customers upon various measures of performance, including achievement of certain milestones, completion of specified units, or completion of the contract.  Billings in excess of costs and estimated earnings on uncompleted contracts arise as a result of advance and progress billings on contracts.

Costs and estimated earnings on uncompleted contracts and related amounts billed as of September 30, 2002 and 2001, were as follows:

	2002	2001
Costs incurred on uncompleted contracts Estimated earnings Less -- Billings to date	$ 10,492,016 2,284,150 $ 12,776,166 13,585,472 $ (809,306) ===========	$ -- -- $ -- -- $ -- ===========
Amounts included in the accompanying Consolidated Condensed Balance Sheets at September 30, 2002, and December 31, 2001, under the following captions were:
	2002	2001
Costs and estimated earnings in excess of billings on uncompleted contracts Billings in excess of costs and estimated earnings on uncompleted contracts	$ 877,759 (1,687,065) $ (809,306) ===========	$ -- -- $ -- ===========

Costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings relate to contracts in progress and are included in the accompanying consolidated condensed balance sheets as current assets and current liabilities, respectively, as they will be liquidated in the normal course of contract completion, although completion may require more than one year.

3.

Inventory is recorded at the lower of cost, on a last-in, first-out (LIFO) basis, or market.

Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time, interim LIFO determinations, including those at September 30, 2002 and 2001, must necessarily be based on management's estimate of expected year-end inventory levels and costs.  Since estimates of future inventory levels and prices are subject to many factors beyond the control of management, interim financial results are subject to final year-end LIFO inventory amounts.  Accordingly, inventory components reported for the period ended September 30, 2002 and 2001, are estimates based on management's knowledge of the Registrant's production cycle, the costs associated with this cycle, and the sales and purchasing volume of the Registrant.

4.	The following table sets forth the computation of basic and diluted earnings per common share:
Three Months Ended September 30		Nine Months Ended September 30
2002	2001	2002	2001

Net income (loss)

Shares for basic earnings per common share --
   Weighted average shares outstanding
Effect of restricted stock granted
Shares for diluted earnings per common share --
   Adjusted weighted average shares outstanding

Basic earnings (loss) per common share

Diluted earnings (loss) per common share

$ 1,010,000 ======== 1,168,021 5,911 1,173,932 ======== $ 0.87 ===== $ 0.87 =====	$ 502,000 ======== 1,168,021 2,424 1,170,445 ======== $ 0.42 ===== $ 0.42 =====	$ (328,000) ======== 1,168,021 -- 1,168,021 ======== $ (0.28) ===== $ (0.28) =====	$ (707,000) ======== 1,168,021 -- 1,168,021 ======== $ (0.61) ===== $ (0.61) =====
5.

The Registrant has three reportable segments:  Industrial Equipment, Dairy Farm Equipment, and Field Fabrication.  The Field Fabrication segment has been set out separately, and the activities were previously included in the Industrial Equipment segment.  Net sales include revenues from sales to unaffiliated and affiliated customers before elimination of intersegment sales.  Intersegment eliminations are primarily sales from the Industrial Equipment segment to the Field Fabrication segment.  The "Other/Corporate" classification includes other revenues and expenses and corporate other income (expense).

Net sales and profitability for each segment for the three months and nine months ended September 30, 2002 and 2001, were as follows:

	Dairy Farm Equipment	Industrial Equipment	Field Fabrication	Other / Corporate	Intersegment Eliminations	Consolidated
Three Months Ended 9-30-02
Net sales Income (loss) before income tax	$ 5,138 $ 1,012	$ 24,854 $ (436)	$ 6,590 $ 747	$ 1,244 $ 300	$ (1,146) $ --	$ 36,680 $ 1,623
Three Months Ended 9-30-01
Net sales Income (loss) before income tax	$ 5,237 $ 476	$ 17,460 $ (779)	$ 6,614 $ 881	$ 792 $ 211	$ (2,719) $ --	$ 27,384 $ 789
Nine Months Ended 9-30-02
Net sales Income (loss) before income tax	$ 15,457 $ 2,719	$ 52,348 $ (4,074)	$ 8,932 $ 329	$ 2,898 $ 620	$ (1,844) $ --	$ 77,791 $ (406)
Nine Months Ended 9-30-01
Net sales Income (loss) before income tax	$ 13,064 $ 1,114	$ 49,191 $ (3,540)	$ 9,525 $ 855	$ 2,471 $ 488	$ (7,031) $ --	$ 67,220 $ (1,083)
6.

The Registrant reports comprehensive income (loss) and its components in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income and its components, net of tax, are summarized below:

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Net income (loss) Gain on investments, net of tax Foreign currency translation adjustment, net of tax Total comprehensive income (loss)	$ 1,010,000 -- (14,000) $ 996,000 =========	$ 502,000 -- (34,000) $ 468,000 =========	$ (328,000) -- (59,000) $ (387,000) =========	$ (707,000) 16,000 9,000 $ (682,000) =========
7.

The Registrant has a $3,250,000 bank borrowing facility that expires on May 31, 2003.  Borrowings under the facility incur interest at the LIBOR Daily Floating Rate plus 1.75%.  At September 30, 2002, $1,000,000 was outstanding under the facility.

The Registrant also has a $2,750,000 standby letter-of-credit facility; and as of September 30, 2002, there were standby letters of credit totaling $2,464,984 issued under the facility, with all but $62,800 to expire within one year.

In addition, the Registrant has a long-term note outstanding as of September 30, 2002, in the principal amount of $1,251,000.  The note is repayable over three years in quarterly installments with the final payment due August 2, 2005, with a variable interest rate of the LIBOR Daily Floating Rate plus 1.75%.  The note is secured by equipment with a cost of $1,563,000.

8.

A lawsuit was filed in May 2002 against the Registrant alleging breach-of-contract/breach-of-express-warranty in connection with the sale of a heat exchanger in October 2000.  The Plaintiff alleges in the suit that it has suffered direct, consequential and incidental damages in excess of $3,100,000.  The suit is in the prediscovery stage, and it is not feasible to determine the likelihood of an unfavorable outcome or the amount of the potential liability, if any.

The Registrant and its subsidiaries are involved in other legal proceedings incident to the conduct of their business.  It is management's opinion that none of these matters will have a material adverse effect on the consolidated financial position, results of operations, or cash flows.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATION

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

OPERATING RESULTS

Net income for the third quarter of 2002 was $1,010,000 compared to net income of $502,000 for the third quarter of 2001.  The primary factor contributing to the improved performance was the increase in sales for the third quarter of 2002 versus the third quarter of 2001.

Consolidated net sales for the quarter ended September 30, 2002, were $36,680,000 compared to $27,384,000 for the quarter ended September 30, 2001.  The increase in sales was solely attributable to the Industrial Equipment segment, as the Dairy Farm Equipment and Field Fabrication segments had slightly lower sales for the comparative quarters.  The increase in the Industrial segment sales of $7,394,000 was primarily the result of order entry that was about 90% higher for the first nine months of 2002 versus the first nine months of 2001, and the increase in order entry occurred predominantly in the BioPharm product line.  The level of sales for the third quarter of 2002 was favorably affected by revenues for modular systems for the pharmaceutical and biotechnology industries and included a small modular system that was completed and shipped during the third quarter of 2002 and revenue recognized under the percentage-of-completion method for two large projects scheduled to be completed during the second half of 2003.  Sales of virtually all products within the BioPharm product line were higher when comparing the third quarter of 2002 to the third quarter of 2001.  For the balance of the Industrial Equipment segment, sales for the third quarter of 2002 declined compared to sales for the same period of a year ago.  Declines were particularly significant in the Processing Equipment and Heat Transfer product lines, as the market remains depressed for capital expenditures.  The level of order entry was down 9% for Processing Equipment and Heat Transfer equipment when comparing the first nine months of 2002 versus the first nine months of 2001, and in addition to weak market conditions pricing was extremely competitive for projects available.  Dairy Farm Equipment segment sales for the three months ended September 30, 2002, declined by $99,000.  Although the average milk price paid to domestic farmers was 30% less during the third quarter of 2002 versus the third quarter of 2001, a backlog of Dairy Farm Equipment that was 39% higher at June 30, 2002, versus June 30, 2001, helped to offset the effect of the milk price decline.  Field Fabrication segment sales were comparable for the third quarter of 2002 compared to the third quarter of 2001.

Gross profit increased by $1,282,000 for the third quarter of 2002 versus the third quarter of 2001 due to the significantly higher sales volume, coupled with an improvement in the gross margin rate, which is a measure of the variable profit margin.  Although gross profit increased during the third quarter of 2002 versus the third quarter of 2001, the gross profit rate for the third quarter of 2002 was 18.2% versus 19.8% for the third quarter of 2001. The decline in the gross profit rate was primarily attributable to higher manufacturing burden expenses and the effect of LIFO.  Manufacturing burden expenses were higher for the third quarter of 2002 versus the third quarter of 2001 as a direct result of the higher production and sales volume.  Additionally, since the beginning of 2002, over 100 new production employees have been added to the Springfield facility to handle the workload level over the next several months due to the significant backlog of work.  Approximately 50 of the employees were added during the third quarter of 2002, and this increased the manufacturing burden expenses for the third quarter of 2002.  There was a significant investment made to obtain a sufficient number of employees and provide training.  Also, the gross profit rate was adversely affected during the third quarter of 2002 by an increase to the LIFO reserve that was due to the higher stainless steel prices experienced during 2002; while during the third quarter of 2001, the LIFO reserve was reduced due to lower prices for stainless steel.  The effect of LIFO was to increase cost of sales by $725,000 when comparing the results of the third quarter of 2002 to the third quarter of 2001.

General and administrative expenses were higher for the third quarter of 2002 versus the third quarter of 2001 due to higher expenditures for salaries and benefits, travel, legal fees, and product development activities, and a higher provision for identified warranty claims.

Other income for the three months ended September 30, 2002, was higher than the three months ended September 30, 2001, due to higher interest income and an increase in miscellaneous income.

On a segment basis, the Dairy Farm Equipment segment recorded income before income tax of $1,012,000 for the third quarter of 2002 versus income before income tax of $476,000 for the third quarter of 2001.  The increase in profitability over the prior year was due to an increase in the gross margin rate and to lower manufacturing burden included in cost of sales, as the level of production activity for the quarter ended September 30, 2002, was significantly higher than the same period of a year ago and manufacturing burden was absorbed over a larger base of work.  The production increase was due to the backlog, which was 39% larger as of June 30, 2002, versus June 30, 2001.

The Industrial Equipment segment incurred a loss before income tax of $436,000 for the third quarter of 2002 versus a loss before income tax of $779,000 for the third quarter of 2001.  A higher level of sales and an improvement in the gross margin were the factors contributing to the lower level of loss.  However, these factors were not sufficient to overcome the increase in manufacturing burden expense for the reasons mentioned above and the effect of LIFO on the loss for the segment.

For the Field Fabrication segment, income before income tax for the third quarter of 2002 was $747,000 compared to income before income tax of $881,000 for the third quarter of 2001.  The decrease in profitability was due to a slightly lower gross margin rate, coupled with a slightly higher operating expense level.

The effective tax rate for the three months ended September 30, 2002, was 38% versus 36% for the three months ended September 30, 2001.  The effective tax rate varied from the statutory rate (34%) for 2002 primarily as a result of permanent differences between book and tax income and state income taxes.  For 2001, the variance related to permanent differences between book and tax income, state income taxes, and tax credits.

For the nine months ended September 30, 2002, the net loss was $328,000 compared to a net loss for the nine months ended September 30, 2001, of $707,000.  The primary factor contributing to the lower level of loss was the improvement in sales for 2002 versus 2001.

Consolidated net sales for the nine months ended September 30, 2002, were $10,571,000 higher than sales during the nine months ended September 30, 2001.  The increase in sales occurred in the Industrial Equipment and Dairy Farm Equipment segments, as net sales were approximately $590,000 less in the Field Fabrication segment.  Within the Industrial Equipment segment, sales of BioPharm products increased by over 260%, while virtually all of the other product lines experienced a decrease in sales.  The higher sales level in BioPharm products was due to an increase in order entry of over 600% during the first nine months of 2002 versus the first nine months of 2001.  Additionally, the BioPharm product line backlog includes two major long-term contracts for which revenue has been recognized on the percentage-of-completion basis during the third quarter, and this contributed to the increase in sales.  The increase in Dairy Farm Equipment segment sales was due to a backlog that was 65% higher at December 31, 2001, versus December 31, 2000, and an increase in new orders of 7% for the first nine months of 2002 over the same period of a year ago.  These factors helped to offset an average milk price paid to dairy farmers that was 21% less during the first three quarters of 2002 compared to the first three quarters of 2001.

Gross profit for the first nine months of 2002 was $14,327,000 compared to $12,552,000 for the first nine months of 2001 primarily as a result of the improved sales volume.  Although the gross profit amount increased during 2002 as compared to 2001, the gross profit rate declined from 18.7% for 2001 to 18.4% for 2002.  The primary reason for the decline in gross profit rate was increased manufacturing burden expenses for the reasons previously discussed.  Additionally, for the first nine months of 2002, a provision was made to increase the LIFO reserve due to the increased level of stainless steel prices; while in contrast, during the first nine months of 2001, the reserve for LIFO was reduced due to a lower level of stainless steel prices.  The effect of LIFO was to increase cost of sales by $1,350,000 when comparing the results for the first nine months of 2002 to the first nine months of 2001.

Selling, general, and administrative expenses were higher for the nine months ended September 30, 2002, versus the nine months ended September 30, 2001, due to increased expenditures for salaries and benefits, travel, legal fees, insurance, and a provision for specific warranty claims.

Other income for the nine months ended September 30, 2002, was higher than for the nine months ended September 30, 2001, principally due to higher miscellaneous income.

On a segment basis, the Dairy Farm Equipment segment income before income tax was $2,719,000 for the first nine months of 2002 versus income before income tax of $1,114,000 for the same period of 2001.  The increase in profitability related primarily to the improvement in sales of $2,393,000, coupled with a higher gross margin rate during 2002 compared to 2001.

The Industrial Equipment segment incurred a loss of $4,074,000 during the first nine months of 2002 compared to a loss of $3,540,000 during the first nine months of 2001.  Although sales were higher by $3,157,000, the loss was greater due to higher manufacturing burden expense and selling, general, and administrative expense and the effect of LIFO.  The higher manufacturing burden expense was due to the higher level of activity in the plant due to the increased backlog.  Additionally, over 100 new plant employees have been added since the beginning of 2002; and there was a significant investment in employment and training costs, which added to the manufacturing burden expense.  Selling, general, and administrative expenses were higher, consistent with the higher sales level. During 2002, a provision was made to increase the LIFO reserve due to higher stainless steel prices; whereas during 2001, the LIFO reserve was reduced due to lower stainless steel prices.  The effect of LIFO was to increase cost of sales for the Industrial Equipment segment by approximately $1,000,000 when comparing the results of the first nine months of 2002 to the first nine months of 2001.

Field Fabrication income before tax was $329,000 for the first nine months of 2002 compared to $855,000 for the first nine months of 2001.  The difference in profitability for 2002 versus 2001 was the result of the lower sales volume, slightly lower gross margins, and an increased level of expenditures for burden and selling, general, and administrative expenses.

The effective tax rate for the nine months ended September 30, 2002, was (22%) and it varied from the statutory tax rate (34%) due to permanent differences between the book and tax loss.  The effective rate for the nine months ended September 30, 2001, was (38%); and it varied from the statutory rate due to permanent differences between the book and tax loss and to tax credits.

Market risks relating to the Registrant's operations result primarily from changes in interest rates, foreign exchange rates, and stainless steel prices.  The Registrant has a $3,250,000 bank borrowing facility that expires May 31, 2003, and a long-term note outstanding in the amount of $1,251,000 payable quarterly, with the final payment due August 2, 2005.  The interest rate for both facilities is the LIBOR Daily Floating Rate plus 1.75%. The Registrant periodically enters into foreign exchange forward or spot contracts to hedge the exposure to foreign-currency-denominated purchase transactions.  Forward contracts generally have durations of less than three months.  Foreign-currency-denominated purchases were $1,054,000 and $1,420,000 for the nine months ended September 30, 2002 and 2001, respectively.  There were no foreign exchange forward contracts outstanding at September 30, 2002 or 2001.  There was approximately $19,000 of foreign currencies held at September 30, 2002, and none held at September 30, 2001.  The risk of an increase in stainless steel prices, which can be significant to large Industrial Equipment and Field Fabrication segment projects that extend over several months, is managed by contracting for stainless steel at the time the project is obtained.

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

Looking to the balance of 2002, there are factors that could affect the results of operations.  The average price of milk paid to dairy farmers in the domestic market through September 30, 2002, was approximately 21% less than the average price paid for milk during the same period of 2001.  The average milk price is expected to remain low for the balance of the year and, coupled with anticipated increases in feed costs, these factors could have an adverse effect on order entry, sales, and profitability of the Dairy Farm Equipment segment.

The current economic conditions and the related depressed capital expenditure level are having an adverse effect on certain product lines within the Industrial Equipment segment.  Although order entry has significantly increased for the BioPharm product line when comparing the first nine months of 2002 to 2001, combined order entry for Processing Equipment and Heat Transfer equipment, key products within the Industrial Equipment segment, was 9% lower for 2002 versus 2001.  Also, pricing continues to be very competitive for the projects that are available within the Industrial Equipment segment.

The price of stainless steel has increased since the beginning of 2002, and surcharges have been a significant contributor to the higher prices.  Surcharges, which are assessed at the time of shipment from the vendor, have been implemented due to the increase in and the volatility of the market price of nickel and molybdenum (materials used in the production of stainless steel).  The effect of higher stainless steel prices may delay projects or reduce the profitability if increases cannot be passed along in the form of higher prices.  The effect of higher stainless steel prices also may require additional increases to the LIFO reserve.

In general, the Registrant's business is not subject to seasonal variation in demand for its products.  However, because orders for certain products within the Industrial Equipment and Field Fabrication segments can be large in terms of sales dollars, a small number of large orders can have a significant impact on the Registrant's sales in any one particular quarter.  As a result, a relatively small reduction or delay in the number of orders shipped or completed and accepted by the customer can have a material effect on the Registrant's sales for any particular quarter.  Gross margins may vary from quarter to quarter due to the variations in the profitability of large orders, as well as the mix of the various products manufactured or fabricated by the Registrant.  Accordingly, the results of operations for the Registrant for any one particular quarter are not necessarily indicative of the results that may be expected for any subsequent quarter of the calendar year.

Consolidated new orders for the first nine months of 2002 were 89% higher than for the first nine months of 2001.  As a result of the order entry activity, the consolidated backlog totaled $71,074,000 at September 30, 2002 compared to $28,728,000 at September 30, 2001.  The backlog for the Industrial Equipment segment (exclusive of shop work for the Field Fabrication segment) was $58,368,000 and $19,705,000 at September 30, 2002 and 2001, respectively.  The backlog for the Dairy Farm Equipment segment at September 30, 2002 and 2001, was $2,919,000 and $3,275,000, respectively.  The Field Fabrication segment backlog was $9,787,000 at September 30, 2002, versus $5,748,000 at September 30, 2001.  The increase in the Industrial Equipment segment backlog was exclusively due to the BioPharm product line, which consists of pure-water/pure-steam generating equipment, pharmaceutical tanks and vessels, bioreactors, and modular systems for the pharmaceutical and biotechnology industries.  Approximately 90% of the September 30, 2002, consolidated backlog will be recognized as sales over the next twelve months.

The level of backlog at any particular point in time is not necessarily indicative of the future operating performance of the Registrant in the following quarter due to the long engineering and/or fabrication cycles for some projects.  Orders in backlog are subject to delays in fabrication and/or holds at the request of the customer, and this could have a significant impact on sales and results for a quarter.

FINANCIAL CONDITION

The consolidated financial condition and the liquidity of the Registrant as of September 30, 2002, have not changed significantly since December 31, 2001.  There were no significant commitments for capital expenditures as of September 30, 2002.

Net cash provided by operating activities for the nine months ended September 30, 2002, was less than net cash provided by operating activities for the nine months ended September 30, 2001, due primarily to increases in accounts receivable and inventory, which were related to the significant increase in the backlog.

The Registrant has a $3,250,000 bank borrowing facility that expires on May 31, 2003; and $1,000,000 was borrowed under the facility as of September 30, 2002.  Additionally, the Registrant has a facility of $2,750,000 to support standby letters of credit.  As of September 30, 2002, there was $2,464,984 of standby letters of credit issued and outstanding under the facility, with all but $62,800 set to expire within one year.  The Registrant also has a $1,251,000 note outstanding, repayable in quarterly payments over three years, secured by equipment.

The Registrant has adopted SFAS No. 142, "Goodwill and Other Intangible Assets," issued in June 2001; and there was no impact on the Registrant's financial position or results of operations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Certain information concerning market risk is set forth in Item 2, pages 11 and 12, and is incorporated herein by reference.  Other disclosure requirements are not submitted because they are not applicable or they are not material.

ITEM 4.   CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Registrant carried out an evaluation, under the supervision and with the participation of the Registrant's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Exchange Act is recorded, processed, summarized, and reported as required and within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation discussed in this Item 4.

PART II     --     OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits	-- None
b.	Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended September 30, 2002.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
DATE: November 8, 2002	/S/ DONALD E. GOLIK Donald E. Golik, Senior Vice President and Chief Financial Officer
CERTIFICATION
I, Daniel C. Manna, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Paul Mueller Company;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.

The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize, and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and
6.

The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: November 8, 2002	/S/ DANIEL C. MANNA Daniel C. Manna, President and Chief Executive Officer
CERTIFICATION
I, Donald E. Golik, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Paul Mueller Company;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.

The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize, and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and
6.

The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: November 8, 2002	/S/ DONALD E. GOLIK Donald E. Golik, Senior Vice President and Chief Financial Officer