Form 10-K
period 2002-12-31
MUELLER PAUL CO
filed 2003-03-24
CIK 68726

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

____________________________________________

FORM 10-K
(Mark One)
[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 2002 or
OR
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to .

Commission File Number:  0-4791

PAUL MUELLER COMPANY (exact name of registrant as specified in its charter)
MISSOURI (state or other jurisdiction of incorporation or organization)	44-0520907 (I.R.S. employer identification no.)
1600 W. PHELPS ST., SPRINGFIELD, MISSOURI (address of principal executive offices)	65802 (zip code)
(417) 831-3000 (the registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(title of each class)	(name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock par value $1 per share (title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]      No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:    [X]

The aggregate market value of the voting stock of the Registrant held by nonaffiliates on February 28, 2003, was $32,170,649.  As of March 7, 2003, there were 1,185,071 shares of common stock, $1 par value, of the Registrant outstanding.

Portions of the Proxy Statement for the annual meeting of shareholders to be held May 5, 2003, are incorporated by reference into Part III.

==============================================================================
PART I
ITEM 1. -- DESCRIPTION OF BUSINESS
A.

GENERAL DEVELOPMENT OF BUSINESS

The Registrant was incorporated under the laws of Missouri in 1946 as the successor to a business begun in 1940 to perform general sheet metal work, primarily for the building industry.  In the mid-1940's, the Registrant expanded its operations to include the manufacture of poultry processing equipment and stainless steel cheese-making vats for dairy plants.  The Registrant, in 1955, began manufacturing stainless steel milk coolers for dairy farms and in 1960 began manufacturing stainless steel storage tanks and discontinued its sheet metal operations.  The Registrant purchased a water-purification product line in January 1987.  Today, the Registrant is one of the world's largest manufacturers of milk coolers for dairy farms.  The Registrant is also one of the nation's leading manufacturers of custom-made stainless steel processing equipment for the food, dairy, beverage, chemical, pharmaceutical, and other industries.  The Registrant's products are incorporated into a wide variety of industrial applications, including food and beverage processing, pharmaceutical and biotechnological processing, chemical processing, water distillation, heat-transfer, HVAC, heat recovery, process cooling, and thermal-energy storage.  The Registrant opened a microbrewery and brewpub operation in December 1997 to showcase its brewery technology capability and expand its marketing of brewery systems.

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

B.

FINANCIAL INFORMATION ABOUT SEGMENTS

Information about the earnings data by segment and sales by product category are covered in Note 7 of the Notes to Consolidated Financial Statements found in Part II, Item 8, and is incorporated herein by reference.

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

==============================================================================

The Industrial Equipment segment includes products that are designed and built to customer specifications.  The Industrial Equipment segment sells the following products directly to industrial customers:  food, beverage, chemical, and pharmaceutical and biotechnological processing equipment; tank components; industrial heat-transfer equipment; pure water equipment; thermal-energy storage equipment; and commercial refrigeration equipment.  Food processing equipment includes stainless steel storage and mixing tanks, food processors, cookers and coolers, and a variety of other custom-fabricated tanks.  Beverage processing equipment includes stainless steel storage and fermentation tanks, brewhouse equipment, and other special equipment for breweries, wineries, distilleries, and soft-drink bottlers.  Chemical processing equipment includes stainless steel and other alloy pressure vessels.  Pharmaceutical and biotechnological processing equipment includes stainless steel and other alloy pressure vessels, bioreactors, and modular systems.  Other Industrial Equipment products include water purification equipment, heat-transfer equipment, thermal-energy storage equipment, and commercial refrigeration equipment.  The Industrial Equipment segment includes sales to the domestic and export markets.  The Industrial Equipment segment also sells components to the Field Fabrication segment.

The Registrant entered into the following two license agreements in prior years that relate to the Industrial Equipment segment:

-

The Registrant entered into a license agreement in February 1994 under which it acquired the rights to manufacture and market evaporator assemblies used in liquid-ice systems.  The agreement provides the Registrant an exclusive license to manufacture and to sell or to sublicense its rights for the following applications:  HVAC; gas turbine; process cooling of food and chemicals; and concentration of milk, fruit juices, and acid solutions.  The exclusive license is restricted to specific territories defined by application.  The license is exclusive until expiration of the patents, but may become nonexclusive if royalties fail to equal specified minimum levels for any calendar year.  If the license becomes nonexclusive, it is not expected to have a significant effect on the Registrant's results of operation or financial condition.  The Registrant began manufacturing and marketing such equipment in 1995.

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

Patents held by the Registrant generally are not considered significant to the successful conduct of each segment's business.  Trademarks are registered under the Registrant's name for certain products sold in the Industrial Equipment segment and for the products sold in the Dairy Farm Equipment segment in the key markets served by the Registrant.  Trademarks are considered significant to the successful conduct of the Dairy Farm Equipment segment business.  Key license agreements that are maintained by the Registrant have been discussed above in this Section C.

In general, the seasonality of the Registrant's business segments is not material.

==============================================================================

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

Sales of the Registrant's products are distributed among several customers, and sales to any one customer are not significant to total consolidated sales.  Sales to one customer in the Field Fabrication segment totaled $12,388,000 and exceeded 10% of the Registrant's consolidated sales during 2002.  In the Industrial Equipment segment and the Field Fabrication segment, business is acquired on a project-by-project basis; and large projects for the same customer do not generally occur on a regular basis.  Therefore, the loss of a customer would not necessarily have a material adverse effect on the Registrant and its subsidiaries taken as a whole.

The backlog of sales was approximately $56,497,000, at February 28, 2003, compared to approximately $32,841,000 at February 28, 2002.  It is anticipated that about 84% of the February 28, 2003, backlog will be recognized as sales during the current year.

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

The price of stainless steel is expected to continue to increase during 2003.  The increase is driven principally by surcharges that are the result of the volatility in the market price of nickel, a key material used in the production of stainless steel.  The surcharge continues to increase and is higher by more than $0.05 per pound since December 31, 2002, for our most commonly used grades of stainless steel.  The Registrant attempts to pass increases in stainless steel prices on to its customer to the extent permitted by competitive conditions.

The Registrant spent $1,103,800 in 2002, $981,600 in 2001, and $1,044,800 in 2000 on research activities relating to the development of new products or services and the improvement of existing products or services.  Fifteen full-time administrative employees are engaged in this activity.

It is not anticipated that compliance with Federal, State, and local laws and regulations, which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, will have a material effect upon the capital expenditures, earnings, or competitive position of the Registrant and its subsidiaries.

The total number of employees at December 31, 2002, was 1,034 for the Registrant and its wholly owned subsidiaries.

D.

FINANCIAL INFORMATION ABOUT FOREIGN AND
DOMESTIC OPERATIONS AND EXPORT SALES

Information about the amounts of export sales is covered in Note 7 of the Notes to Consolidated Financial Statements found in Part II, Item 8, and is incorporated herein by reference.

==============================================================================

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

The Registrant did not submit any matter to a vote of security holders, through a solicitation of proxies or otherwise, during the fourth quarter of 2002.

ITEM 10.  (from PART III)  --  EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position(s) with the Registrant
Paul Mueller (1) Daniel C. Manna (1) Donald E. Golik (1)	87 56 59	Chairman of the Board and Director President and Director Senior Vice President & Chief Financial Officer, Secretary & Director
(1) Individual has been employed by the Registrant for more than the past five years.

Each of the above officers was elected to serve until the next annual meeting of the Board of Directors, which will be held on May 5, 2003, and until his successor shall have been duly elected and qualified or until his earlier resignation or removal.

==============================================================================

PART II

ITEM 5.  --  MARKET PRICE FOR THE REGISTRANT'S COMMON STOCK AND
                     RELATED SECURITY HOLDER MATTERS

The Registrant's common stock is traded on The Nasdaq Stock Market (Registered) under the symbol MUEL.  As of December 31, 2002, there were approximately 230 shareholders of record and approximately 600 beneficial shareholders.

Market high and low prices and quarterly cash dividends in 2002 and 2001 were as follows:

	2002 Quarter Ended				2001 Quarter Ended
	3-31	6-30	9-30	12-31	3-31	6-30	9-30	12-31
Market Price of Stock High Low Cash Dividends Declared per share	$ 32.50 $ 28.00 $0.60	$ 33.12 $ 30.31 $0.60	$ 32.50 $ 25.17 $0.60	$ 30.90 $ 26.15 $0.60	$ 34.00 $ 26.00 $0.60	$ 33.00 $ 25.25 $0.60	$ 35.00 $ 26.50 $0.60	$ 30.50 $ 26.38 $0.60

ITEM 6.  --  SELECTED FINANCIAL DATA

	2002	2001	2000	1999	1998
Net sales Net income (loss) Earnings (loss) per common share: Basic Diluted Common shares outstanding Dividends declared per common share Total assets Long-term debt, net of current maturities	$114,149,434 $ 1,889,158 $ 1.62 $ 1.61 1,185,071 $ 2.40 $ 68,336,656 $ 892,116	$ 94,288,219 $ (1,359,840) $ (1.16) $ (1.16) 1,179,721 $ 2.40 $ 54,755,309 $ 162,366	$105,182,134 $ 3,847,397 $ 3.29 $ 3.29 1,173,721 $ 2.40 $ 55,687,051 $ 162,366	$ 95,176,678 $ 1,870,659 $ 1.60 $ 1.60 1,174,021 $ 2.40 $ 55,622,768 $ 162,366	$ 92,876,967 $ 3,134,301 $ 2.68 $ 2.68 1,168,021 $ 2.40 $ 55,137,271 $ 161,434

==============================================================================

ITEM 7.  --  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     OPERATING RESULTS AND FINANCIAL CONDITION

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS -- This Management's Discussion and Analysis of Operating Results and Financial Condition and other portions of this Form 10-K contain certain statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact.  All statements regarding future performance, growth, sales and earnings projections, conditions, or developments are forward-looking statements.  Words such as "anticipates," "believes," "intends," "expects," "may," "will," "should," "could," "plans," "forecasts," "estimates," "predicts," "projects," "potential," "continue," "outlook" and similar expressions may be intended to identify forward-looking statements.

Actual future results may differ materially from those described in the forward-looking statements due to a variety of factors, including the fact that the economy generally, and the dairy farm equipment, industrial equipment and field-fabrication markets specifically, have recently been in a state of uncertainty, making it difficult to determine if past experience is a good guide to the future.  A downturn in the Registrant's business segments could adversely affect the Registrant's revenues and results of operations.  Other factors affecting forward-looking statements, some of which are identified in the discussion relating to such forward-looking statements, include, but are not limited to, the following: specific economic conditions in the food, dairy, beverage, chemical, pharmaceutical, biotechnological, and other process industries, and the dairy farm equipment market and the impact of such conditions on the Registrant's customers in such markets; the cyclical nature of some of the Registrant's markets; milk prices, feed costs, weather conditions, dairy farm consolidation, and other factors affecting the profitability of dairy farmers; the price of stainless steel; the highly competitive nature of the markets for the Registrant's products, as well as pricing pressures that may result from such competitive conditions; business relationships with major customers and suppliers; the continued operation and viability of the Registrant's major customers; the Registrant's execution of internal performance plans; difficulties or delays in manufacturing; cost-reduction and productivity efforts; competing technologies and difficulties entering new markets, both domestic and foreign; changes in product mix; future levels of indebtedness and capital spending; claims, including, without limitation, warranty claims, product liability claims, charges or dispute resolutions; ability of suppliers to provide materials as needed and the Registrant's ability to recover any price increases for materials and product pricing; the Registrant's ability to attract and retain key technical and other personnel; labor relations; the failure of customers to make timely payment; any inadequacy of the Registrant's intellectual property protection or the potential for third-party claims of infringement; global economic factors, including currency exchange rates; general economic conditions, including interest rates, the rate of inflation, and commercial and consumer confidence; energy prices; governmental laws and regulations affecting domestic and foreign operation, including tax obligations; changes in accounting standards; worldwide political stability; the effects of terrorist activities and resulting political or economic instability, including U. S. military action overseas; and the effect of acquisitions, divestitures, restructurings, product withdrawals, and other unusual events.

The Registrant cautions the reader that these lists of cautionary statements and risk factors may not be exhaustive.  The Registrant expressly disclaims any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances.

OPERATING RESULTS

SALES  --  Comparative consolidated sales for the past three years were $114,149,000 for 2002, $94,288,000 for 2001, and $105,182,000 for 2000.  The higher level of sales achieved during 2002 was the most significant factor contributing to the variance in results between 2002 and 2001.

==============================================================================

Sales by segment for the three years ended December 31, 2002, were:

	2002	2001	2000
Dairy Farm Equipment Industrial Equipment Field Fabrication	$ 20,274,000 $ 78,239,000 $ 14,939,000	$ 18,116,000 $ 64,519,000 $ 15,698,000	$ 23,818,000 $ 74,139,000 $ 7,374,000

Sales of Dairy Farm Equipment were higher in both the domestic and international markets during 2002 compared to 2001.  Domestic sales improved by 13% from the prior year, while export sales were higher by approximately 10%.  This was consistent with the increase in milk-cooler unit sales between 2002 and 2001 and the increase of 16% in the average size of the Registrant's milk coolers sold in the domestic market.

Although the average milk price during 2002 was 20% less than the prior year and order entry was down 4% from 2001, sales of domestic Dairy Farm Equipment were higher.  A significant contributor to the increase in sales was a beginning backlog for 2002, which was $2,910,000, or an increase of 65% over the backlog at the beginning of 2001.  Also, milk prices were favorable for the first half of 2002 and averaged about $11.00 per cwt.; and feed costs remained reasonable for most of 2002.  Both factors contributed to investment in new milk-cooling and storage capacity.  Furthermore, during 2002, annual milk production increased by 2.7% over milk production during 2001, which also contributed to the need for additional storage capacity.

Although the U.S. dollar remained strong during 2002 and the economies remained sluggish in many of our export markets, export sales of Dairy Farm Equipment were slightly higher during 2002 compared to 2001.  The main areas of increase were in Asia, Europe, and South America.

During 2001 compared to 2000, sales of Dairy Farm Equipment were lower both in the domestic and international markets.  Domestic sales were down by 22% from the prior year, while export sales were lower by 30%.  This was consistent with a reduction in milk-cooling unit sales, which were down 31% and 34%, respectively.

Although the milk price was very favorable during 2001, there were other factors that contributed to the decrease in domestic sales of Dairy Farm Equipment.  The backlog at the beginning of 2001 was $1,759,000, which represented a 72% decrease from the prior year backlog.  Milk production for 2001 was lower than during 2000 due to weather conditions that adversely affected both the production per cow and the quality of feed available.  Also, very aggressive pricing for Dairy Farm Equipment by a competitor during the year had an adverse effect on sales.  Furthermore, the very high cost of replacement heifers limited the expansion of dairy operations and the need for additional milk-cooling and storage capacity.

The strength of the U.S. dollar was the significant factor contributing to the decline in export sales of Dairy Farm Equipment during 2001 compared to 2000.  In addition, the outbreak of foot-and-mouth disease in Europe effectively closed those markets for Dairy Farm Equipment for most of 2001.  A substantially lower backlog at the beginning of 2001 compared to the previous year also contributed to lower sales.

The outlook for 2003 is for domestic milk prices to remain weak; and milk production is expected to increase again, but at a slower rate.  Milk prices will remain low until production can be brought more in line with the demand for dairy products.  Large supplies of dairy products are available and this contributes to suppressed milk prices.  Although somewhat higher milk prices are expected during 2003, projections are for only modest gains over the 2002 average all-milk price, which was at a twenty-year low at year end.  Additionally, feed costs are expected to be 10% to 15% higher during 2003 primarily due to the drought conditions in the Midwest.  These factors will put economic pressure on dairymen and, as a result, could limit the expansion of dairies and the acquisition of capital equipment during 2003.  This would have an adverse effect on 2003 order entry for Dairy Farm Equipment and, coupled with a significantly lower starting backlog of $956,000, would reduce the likelihood that domestic sales for 2003 would reach the level achieved during 2002.  Export sales of Dairy Farm Equipment, which average about 30% of annual domestic Dairy Farm Equipment sales, are expected to improve somewhat over 2002.  Increased sales opportunities are expected in Asia, Mexico, and Europe due to a decline in the strength of the U.S. dollar, improved economic conditions, and government-sponsored programs in some areas of Europe.

==============================================================================

In the domestic Dairy Farm Equipment market, the number of dairy farms continues to decline, as small high-production-cost dairies are being eliminated.  This process leaves fewer but larger dairy farm operations that will require larger milk-cooling and storage capacity.  The Registrant is well positioned to meet the milk-cooling and storage requirements of this change in the marketplace; and any impact on revenues and profitability will depend upon the rate at which farm consolidation continues.

With the size of the domestic market for dairy farm equipment continuing to decline, competition will increase among the equipment suppliers.  The three major competitors of the Registrant in the dairy farm equipment market are full-line suppliers, whereas the Registrant's offering is limited to milk-cooling and storage equipment.  The Registrant shares dealers with its competitors, and those dealers will be encouraged by the competitors to sell their product lines exclusively, to the exclusion of the Registrant's products.  This will be the case particularly on projects that involve a complete new dairy where the competitors are able to offer a total package and more flexible pricing.  In spite of the increased competition, the Registrant has been able to maintain a significant market share; and it is well positioned for the trend toward larger dairy operations.

Sales for the Industrial Equipment segment were $78,239,000 for 2002 versus $64,519,000 for 2001, an increase of 21%.  Virtually all of the increase in sales was due to the biopharm systems product line, as sales were $23,400,000 higher during the past year compared to 2001.  The increase in sales was due to a 260% increase in order entry for the biopharm systems product line during 2002 compared to 2001.  Sales during 2002 included a modular system that was completed and shipped during the third quarter of 2002, the first bioreactor system for a biotechnology firm, and sales recognized under the percentage-of-completion method of accounting for two long-term contracts for large modular projects secured during 2002 that will be completed during the second half of 2003.  Sales of virtually all products within the biopharm systems product line were higher during 2002 compared to 2001.  In contrast, sales in the processing equipment and heat transfer product lines within the Industrial Equipment segment were down 20% and 12%, respectively.  These product lines have been particularly affected by the steep declining trend in industrial capital expenditures that has occurred over the past few years.  Also, due to reduced capital spending, conditions were very competitive for the projects that were available during 2002, which adversely affected prices, margins, and profitability for the Industrial Equipment segment.

Sales for the Industrial Equipment segment were $64,519,000 for 2001 versus $74,139,000 for 2000, a decline of 13%.  The decline in the Industrial Equipment segment sales during 2001 was exclusively due to a significant reduction in capital expenditures during 2001 and an order entry level that was 7% lower for 2001 compared to 2000.  The decline was the most significant in processing equipment, where projects were competitively bid among several fabricators; and order entry was down by 25%.  Conditions were extremely competitive for projects that were available, which put pressure on prices and margins and adversely affected profitability.  Another major factor affecting 2001 sales was the beginning backlog for the Industrial Equipment segment.  Exclusive of shop work for the Field Fabrication segment, the backlog was $17,718,000 as of December 31, 2000, down from $27,434,000 for the prior year-end.  The backlog level at the end of 2000 reflected the recessionary conditions that began during the year.  The lower starting backlog, coupled with a decrease in order entry for 2001, led to a reduction in sales for the year compared to 2000.

Looking forward to 2003, the backlog for the Industrial Equipment segment was $47,564,000 as of December 31, 2002, an increase of about 89% over the beginning backlog for 2002.  However, over 75% of this backlog is attributable to the biopharm systems product line, while the backlog for the other product lines within the segment (principally processing equipment and heat transfer equipment) is down by 31% from the prior year.  The outlook for projects in the biopharm market for 2003 continues to be favorable, as many firms are continuing to expand their operations and construct new facilities.  Although growth in the pharmaceutical industry is expected to continue, it will be at a slower rate than prior estimates.  However, for the other product lines, overall growth in the economy and particularly the level of industrial capital expenditures will play a key role in the level of business that will be obtained.  There are predictions that the economic recovery will continue, but at a modest growth rate.  Corporate capital expenditures are expected to recover somewhat during 2003, but they are expected to be sluggish.  The low industrial capacity utilization rate, the mediocre profit outlook, the uncertainty about future demand, and the potential conflict with Iraq are factors that are adversely affecting the level of industrial capital expenditures.  A tepid recovery for capital spending by industrial firms will suppress order entry and put pressure on prices and margins for our processing and heat transfer products during 2003; and management expects that this will continue until the economy strengthens further.

==============================================================================

The price of stainless steel is expected to continue to increase during 2003.  The increase is driven principally by surcharges that are the result of the volatility in the market price of nickel, a key material used in the production of stainless steel.  The surcharge continues to increase and is higher by more than $0.05 per pound since December 31, 2002, for our most commonly used grades of stainless steel.

Field Fabrication segment sales for 2002 were $14,939,000, a decrease of $758,000 from 2001.  The backlog at the beginning of 2002 was only $318,000; and although order entry was over $20,000,000 for the year, the timing for the start of fabrication was such that only a portion of the major projects was recognized as sales during 2002 based on the use of percentage-of-completion accounting.

Field Fabrication segment sales for 2001 were $15,698,000, an increase over 2000 when sales were $7,374,000.  The primary factor contributing to the increase in sales was the backlog at the beginning of 2001, which was $12,226,000.  Also, sales improved during 2000 to $7,374,000 from $6,215,000 for 1999 (the first full year for the field-fabrication activities).  Sales have grown, as customers have recognized the capabilities and the skills that are available for field-fabrication projects from Mueller Field Operations, Inc., a wholly owned subsidiary, which comprises the Field Fabrication segment.

Consolidated sales backlog totaled $54,023,000 at December 31, 2002, versus $28,450,000 and $31,703,000 at the end of 2001 and 2000, respectively.  The backlog for the Industrial Equipment segment, exclusive of shop work for the Field Fabrication segment, was $47,564,000, $25,222,000, and $17,718,000 at the end of 2002, 2001, and 2000, respectively.  The backlog for the Dairy Farm Equipment segment was $956,000, $2,910,000, and $1,759,000 at the end of 2002, 2001, and 2000, respectively.  The Field Fabrication segment backlog was $5,503,000, $318,000, and $12,226,000 at the end of 2002, 2001, and 2000, respectively.  The increase in the Industrial Equipment segment backlog was exclusively due to the biopharm systems product line that consists of pure-water/pure-steam generating equipment, pharmaceutical tanks and vessels, bioreactors, and modular systems for the pharmaceutical and biotechnological industries.  Approximately 83% of the December 31, 2002, consolidated backlog will be recognized as sales over the next twelve months, and the balance is attributable to long-term projects for the biopharm systems product line.

OPERATING INCOME  --  Operating income for 2002 was $2,438,000 compared to a consolidated operating loss of $2,696,000 for 2001.  The major factor contributing to the improved performance was an increase in sales of approximately $19,861,000.  The consolidated gross profit rate for 2002 was 19.9% compared to 17.2% for 2001.  The improvement in the consolidated gross profit rate was directly related to the higher sales volume, coupled with an increase in the gross margin rate (which is a measure of the variable profit margin) for all segments during 2002 compared to 2001.  Operating expenses were 11% higher during 2002 compared to 2001, as the level of manufacturing burden and selling, general, and administrative expense was greater.  Manufacturing burden was higher for 2002 compared to the prior year, as the variable component of manufacturing burden was higher due to the positive 21% change in sales volume.  Additionally during 2002, over 100 new production employees were added to the Springfield facility to handle the workload necessitated by the 52% increase in order entry during 2002 compared to 2001.  A significant investment was made to obtain a sufficient number of plant employees and to provide the extensive training and certification necessary to enhance their skills and abilities; and the cost of this process contributed to higher manufacturing burden.  Selling, general, and administrative expense was 7% more for 2002 compared to 2001.  Expenditures were higher for personnel, insurance, and legal fees; and there were increased provisions for specific potential warranty claims and specific potential uncollectible accounts.

==============================================================================

On a segment basis, operating income (loss) was as follows for the three years ended December 31, 2002:

	2002	2001	2000
Dairy Farm Equipment Industrial Equipment Field Fabrication	$ 3,570,000 $ (2,737,000) $ 1,400,000	$ 1,332,000 $ (5,300,000) $ 1,294,000	$ 3,631,000 $ 209,000 $ 621,000

The increased operating income for the Dairy Farm Equipment segment during 2002 versus 2001 was the result of a 12% increase in sales, coupled with an increase in the gross margin rate.

The reduction in the operating loss for the Industrial Equipment segment was $2,563,000, or a reduction of 48% between 2001 and 2002.  The most significant factor contributing to the reduced loss was an improvement in sales of $13,700,000.  As previously mentioned, the increase in sales was tied to the improvement in order entry for the biopharm systems product line, as sales for this product line were higher by $23,400,000.  Additionally, two large module projects were obtained during the year; and sales revenue was recognized on the percentage-of-completion basis of accounting for these projects, which also contributed to the increase in sales.  Although the biopharm systems product line experienced a significant increase in sales, it was not sufficient to overcome the effect on segment profitability of the decreases in sales for processing equipment and heat transfer products.  Operating expenses were higher for the Industrial Equipment segment for both manufacturing burden and selling, general, and administrative expenses.  The increase in the manufacturing burden was directly related to the increase in sales, as the variable component of manufacturing burden was higher due to the increased volume.  Additionally, there was increased expense to acquire and train over 100 new employees for the workforce during 2002, which also increased manufacturing burden.  The increase in selling, general, and administrative expenses related to the additional sales personnel and higher provisions for potential warranty claims and potential uncollectible accounts.

The Field Fabrication segment's operating income was $1,400,000 for 2002 compared to $1,294,000 for 2001.  Although sales were lower by $758,000, the gross margin rate was higher due to improved efficiency in the field.  The Field Fabrication segment began 2002 with a backlog of only $318,000; but strong order entry during 2002 provided some major long-term contracts for fabrication.  Sales revenue from the long-term contracts obtained during 2002 was recognized under the percentage-of-completion method of accounting.

During 2001, the consolidated loss from operations was $2,696,000 versus a consolidated operating income of $4,517,000 for 2000.  The major factor contributing to the operating loss was the decrease in sales of approximately $10,900,000 compared to the prior year.  The consolidated gross profit rate for 2001 was 17.2% compared to 22.2% for 2000.  The decline in the gross profit rate was directly related to the lower sales volume, coupled with a significant decrease in the gross margin rate during 2001 compared to 2000.  The decline in the gross margin rate was directly related to very competitive conditions during 2001, particularly in the Industrial Equipment segment where several competitors bid on projects.  Operating expenses were comparable between 2001 and 2000, and the difference was less than 1%.  During 2001, there was a reduction in the LIFO reserve that had the effect of reducing the operating loss by $883,000.  In contrast, during 2000, the LIFO reserve was increased by $474,000, which reduced operating income.

The decrease in the operating income for the Dairy Farm Equipment segment during 2001 compared to 2000 was solely related to the decrease in sales volume of $5,700,000, as the gross margin rates remained comparable.

The significant decline in the operating income of the Industrial Equipment segment during 2001 compared to 2000 was directly related to the significant decline in sales of approximately $9,600,000 and a decrease in the gross margin rate.  The reduction in sales volume was directly related to the recession and the decline in industrial capital expenditures.  The decline in the gross margin rate was directly related to the very competitive pricing conditions.  The increase in the operating income of the Field Fabrication segment during 2001 compared to 2000 was solely related to the significant increase in sales volume.

==============================================================================

The profitability of the Industrial Equipment segment is lower than for the other segments, as this segment is more resource-intensive and pricing tends to be very competitive.  Generally, all Industrial Equipment projects are engineered to order; and the projects require much greater support from the sales, engineering, and manufacturing areas, as well as a high degree of skill to fabricate.  Also, the risks of manufacturing are greater because the products are custom designed and built; and the chance of misinterpretation, errors, and mistakes, in general, is much greater than with our other products.  Many of the Industrial Equipment projects are bid among several possible suppliers, which tends to make pricing very competitive.

Inflation is a factor that affects the cost of operations, and the Registrant seeks ways to minimize the effect on their operating results.  To the extent permitted by competitive conditions, higher material prices, labor costs, and operating costs are passed on to the customer by increasing prices.  The Registrant uses the LIFO method of accounting for inventories; and under this method, the cost of products sold, as reported in the financial statements, approximates the current replacement cost.  Additionally, the Registrant uses accelerated depreciation methods in charging depreciation expense to current operations, which, to a certain extent, reflects the effect of the increased cost of replacement productive capacity.

OTHER INCOME (EXPENSE)  --  Interest income was $89,000 for 2002 versus $199,000 for 2001.  The decline in interest income was due to a significantly lower average interest rate on investable funds during 2002.  The 2001 average level of investable funds and average interest rate were lower than during 2000, which resulted in lower interest income.  Other, net for 2002 was comparable for 2001, while other, net for 2001 included miscellaneous expense items.

PROVISION FOR INCOME TAXES  --  The effective tax rates for 2002, 2001, and 2000 were 33.9%, (43.1%), and 21.2%, respectively.  The rates for 2001 and 2000 were below the statutory rate (34%) due primarily to tax credits.

JOINT VENTURE  --  The Registrant's share of the income from the 50%-owned Mexican joint venture for 2002 was $4,900 compared to the Registrant's share of the loss for 2001 of $99,000.  Although sales were lower during 2002, an improvement in margins and a reduction in expenses contributed to the improved performance.

For 2001, the loss from the 50%-owned joint venture was the result of a decrease in sales due to the very competitive conditions, with the result that profitability suffered.  For 2000, the results of the joint venture were favorable due to a high level of sales and favorable margins.

FINANCIAL CONDITION

LIQUIDITY -- CAPITAL RESOURCES  --  Working capital was $11,392,000 as of December 31, 2002, compared to $12,666,000 as of December 31, 2001.  The current ratio, a measure of liquidity, was 1.40 as of December 31, 2002, versus 1.74 as of December 31, 2001.  The Registrant has no significant amount of long-term debt.

Net cash provided by operations was $1,045,000 for 2002 compared to $8,088,000 for 2001 and $4,525,000 for 2000.  The 2002 cash flow was adversely affected by increases in accounts receivable ($6,150,000), costs in excess of estimated earnings and billings ($2,995,000) and in inventories ($2,765,000).  The increases in these current asset categories are directly related to the increase in consolidated order entry of about 54% during 2002 compared to 2001 and the related demands for additional working capital.

The 2001 cash flow was primarily attributable to depreciation, decreases in accounts receivable and inventory, and an increase in advance billings.  The 2000 cash flow was primarily attributable to net income, depreciation and amortization, and an increase in accounts payable.

==============================================================================

Capital expenditures for the most recent three years were $4,800,000 for 2002, $4,900,000 for 2001, and $3,500,000 for 2000.  Capital expenditures during the three years ended December 31, 2002, included a substantial portion to improve production efficiency and reduce throughput time.  The level of capital expenditures for 2003 is initially planned at approximately $1,500,000.  Anticipated expenditures will be primarily for critical equipment to enhance capabilities, maintain quality, and improve efficiency.  Depending on the level of order entry and operating needs, it may be necessary to request authorization from the Board of Directors for additional expenditures.

Increases in the Registrant's pension benefit obligations, combined with market losses in 2002 and 2001, have negatively affected the funded status of the Registrant's pension plans.  Required pension contributions will be $915,400 during 2003 and $2,190,800 during 2004.

The Registrant has a $5,000,000 bank borrowing facility that expires May 31, 2003.  As of December 31, 2002, borrowings under the facility were $4,183,200; and there were no borrowings under the facility at December 31, 2001.  The Registrant also has a $2,750,000 standby letter-of-credit facility; and as of December 31, 2002, there were standby letters-of-credit totaling $2,212,000 issued under the facility, with all but $62,800 to expire within one year.  Management intends to renew the bank facility for borrowing and letters of credit prior to the expiration date.  Management believes that the cash flow provided from operations will continue to be sufficient to satisfy the Registrant's working capital requirements, normal capital expenditure levels, and anticipated dividends.  A policy of requiring down payments and/or progress payments on large projects provides a favorable effect on cash flow.  Management believes the bank borrowing facility can be increased if necessary to provide additional liquidity.

The Registrant has a long-term note outstanding as of December 31, 2002, in the principal amount of $1,146,750.  The note is repayable over three years in quarterly installments, with the final installment due August 2, 2005.  The note is secured by equipment with a cost of $1,563,000.

A significant economic downturn or reduction in the number of long-term contracts acquired in the biopharm systems product line or in the Field Fabrication segment could lead to contraction of the business, which would have an adverse impact on liquidity.  If that was to occur, the Registrant would restructure its operations to insure that cash flow from operations would be sufficient to maintain an appropriate level of liquidity.

The following tables contain disclosures concerning certain contractual obligations and commercial commitments outstanding as of December 31, 2002:

Contractual Cash Obligations		Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Long-term debt Line of credit Capital lease obligations Operating leases Purchase obligations Other long-term obligations Total contractual cash obligations	$ 1,146,800 4,183,200 -- 1,024,300 -- 812,400 $ 7,166,700 =========	$ 417,000 4,183,200 -- 238,000 -- 100,000 $ 4,938,200 =========	$ 729,800 -- -- 656,900 -- 300,000 $ 1,686,700 =========	$ -- -- -- 129,400 -- 200,000 $ 329,400 =========	$ -- -- -- -- -- 212,400 $ 212,400 =========

Other Commercial Commitments		Amounts of Commitment Expiration per Period
	Total Amounts Committed	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Line of credit availability Standby letters of credit Standby repurchase obligations Performance Bonds Total commercial commitments	$ 816,800 2,212,000 -- 14,946,100 $ 17,974,900 =========	$ 816,800 2,149,200 -- 14,822,300 $ 17,788,300 =========	$ -- 62,800 -- 123,800 $ 186,600 =========	$ -- -- -- -- $ -- =========	$ -- -- -- -- $ -- =========

==============================================================================

Market risks relating to the Registrant's operations result primarily from changes in foreign-exchange rates, stainless steel prices, and interest rates.  The Registrant periodically enters into foreign-exchange forward or spot contracts to hedge the exposure to foreign-currency-denominated purchase transactions.  Forward contracts generally have maturities of less than three months.  The foreign-currency-denominated purchases were approximately $1,500,000, $1,900,000, and $2,800,000 for 2002, 2001, and 2000, respectively.  There were no foreign-exchange forward contracts outstanding or foreign currencies held at December 31, 2002 or 2001.  The risk of significant changes in stainless steel pricing for large projects that extend over several months is managed by contracting for the stainless steel at the time the project is obtained.  The risk of changes in interest rates on borrowings would not be material to the results of operations as the amount of borrowings is not significant as of December 31, 2002.

Concentration of credit risk, with respect to receivables, is limited due to the large number of customers and their dispersion across a wide geographic area.  Management performs credit evaluations of all new customers and periodically reviews the financial condition of existing customers.  For large projects, down payments and/or progress payments are generally required based on the dollar value of the order and customer creditworthiness.  Foreign receivables generally are secured by irrevocable letters of credit confirmed by a major U.S. bank.

ACCOUNTING POLICIES  --  The critical accounting policies with respect to the Registrant's financial statements are those related to revenue recognition, pensions, inventories, and depreciation.

Revenue from sales of fabricated products is recognized upon passage of title to the customer.  Passage of title may occur at the time of shipment from the Registrant's dock, at the time of delivery at the customer's location, or when tanks are completed in the field and accepted by the customer.  For large multi-unit projects that are fabricated in the plant, revenue is recognized under the units-of-delivery method, which is a modification of the percentage-of-completion method of accounting for contracts.  Under this method, revenue is recognized as units are completed and shipped or delivered to the customer (as determined by the contract).  The applicable manufacturing cost of each unit is identified and charged to the cost of sales as the revenue is recognized.  Additionally, reviews are performed monthly to insure that there are no realization problems for projects that are in process.  If there are, the projected loss is recognized and recorded at the time it is identified.  Down payments and progress payments made by customers under certain contracts are included in advance billings on the Consolidated Balance Sheets.  The advance billings are not recognized as sales until the product is shipped, delivered, or accepted by the customer in accordance with the applicable contract.

Revenues from long-term contracts that involve only a few deliverables and that meet the requirements of Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," are recognized on the percentage-of-completion method of accounting.  For plant-fabricated projects, percentage of completion is determined by comparing total manufacturing hours incurred to date for each project to the estimated total manufacturing hours for each project.  For field-fabricated projects, percentage of completion is determined by comparing cost incurred to date for each contract to the estimated total cost for each contract at completion.  Estimates of total manufacturing hours and total contract costs for relevant contracts are reviewed periodically and, if necessary, updated to properly state the estimates.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.  Costs and estimated earnings in excess of billings on uncompleted contracts arise when revenues have been recorded, but the amounts are not yet billable under the terms of the contract.  Such amounts are recoverable from customers upon various measures of performance, including achievement of certain milestones, completion of specified units, or completion of the contract.  Billings in excess of costs and estimated earnings on uncompleted contracts arise as a result of advanced and progress billings on contracts.

==============================================================================

Revenues and profit recognized during 2002 under the percentage-of-completion method of accounting for the long-term contracts that are still in process as of December 31, 2002, were based on management's estimates of total manufacturing hours at completion for plant-fabricated projects and total cost for each contract at completion for field-fabricated projects.  Although 2002 was the first year that the percentage-of-completion method of revenue recognition was utilized, management has extensive experience in preparing estimates for projects.  The Registrant' sales include a significant number of custom-designed and built projects that require estimates of the resources required to complete the project and to determine the appropriate pricing.  The estimates of hours to complete and total cost to complete, respectively, were developed by management based on the information available for the projects and management's past experience with similar projects.  In developing the estimates, management considers project performance to date, job conditions, and other factors that may affect performance during the completion of the contracts.  As estimates are subject to change due to many factors, management constantly monitors the performance of each long-term contract to insure that the estimates are current and accurately reflect the estimate of total hours to complete contracts or total costs to complete contracts.

The Registrant has defined benefit pension plans covering substantially all employees.  The pension benefits are accounted for using actuarial methods based on numerous estimates, including employee turnover, mortality, retirement ages, expected return on plan assets, discount rates, and future salary increases.  The two most critical of these factors, due to their potential impact on pension expense, are return on plan assets and the discount rate.

The return on plan assets represents a long-term assumption for the pension portfolios that can impact pension expense and cash funding requirements.  The expected rate of return for 2002, 2001, and 2000 was 8.5%, and it was representative of past performance of the pension portfolios over time.  Although plan investments are subject to short-term market volatility, the portfolios are well diversified and closely managed.  The asset allocation as of December 31, 2002, consisted of 61% in equities, 36% in fixed income, and 3% in cash and equivalents.  This allocation is consistent with the long-term asset allocation for the plans.  In view of the market performance over the past few years, the long-term rate of return assumption has been lowered to 8% to determine the 2003 pension expense.

The discount rate is the interest rate used to discount estimated future benefit payments that have been earned to their present value as of the measurement date (December 31).  The present value of future benefit payments is the benefit obligation, and it will impact the following year's pension expense.  The discount rate used is based on indexes of interest rates for high-grade corporate bonds and can fluctuate considerably over periods depending on the overall economic conditions that impact long-term corporate bond yields.  Based on current interest rate levels, the discount rate was reduced to calculate the December 31, 2002, benefit obligation.  As of December 31, 2002 and 2001, discount rates of 6.5% and 7.0%, respectively, were used to determine the benefit obligation.

The Registrant's inventories are recorded at the lower of cost on a last-in, first-out ("LIFO") basis, or market.  Cost of subsidiary inventories is determined on a first-in, first-out ("FIFO") basis; and they are not significant to the consolidated inventory.  The LIFO method provides a better match of current costs with current revenues in the statement of income.  Additionally, the LIFO method may produce substantial current tax savings, with the effects of inflation flowing through cost of sales.  Because the inventory determination under the LIFO method can only be made at the end of each year based on inventory quantities and costs at that time, interim LIFO determinations must necessarily be based on management's estimate of expected year-end inventory levels and costs.  Interim financial results are subject to final year-end LIFO inventory amounts; and due to the volatility of stainless steel prices and potential fluctuation in inventory quantities, it is difficult to accurately estimate the appropriate LIFO inventory adjustment for each year.

The Registrant provides for depreciation expense for property, plant, and equipment using principally declining-balance methods for new items and the straight-line method for used items.  Under the declining-balance methods, depreciation expense is charged to the statement of income on an accelerated basis and, at the same time, produces current tax savings.

Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," was adopted during 2002.  Statement No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternate methods of transition for entities that voluntarily change to the fair-value-based method of accounting for stock-based employee compensation.  It also amends disclosure provisions of Statement No. 123 to require prominent annual and interim disclosures regarding the pro forma effects on reported net income for stock-based compensation.

==============================================================================

Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," issued in June 2002 and effective for the Registrant's 2003 calendar year, is not expected to have a material effect on the Registrant's financial position or results of operations.

NONAUDIT SERVICES OF INDEPENDENT AUDITORS -- Pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for disclosing to investors the nonaudit services approved by our Audit Committee to be performed by KPMG LLP, our independent auditors.  Nonaudit services are defined in the law as services other than those provided in connection with an audit or review of the financial statements of the Registrant.  The Audit Committee approved (a) nonaudit tax compliance services in connection with the preparation of the Registrant's tax returns and (b) research and consultation on various federal, state, and local tax issues.

ITEM 7.A.  --  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Certain information concerning market risk is set forth in Item 7, pages 13 and 14, and is incorporated herein by reference.  Other disclosure requirements are not submitted because they are not applicable or they are not material.

==============================================================================

ITEM 8.  --  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS December 31, 2002 and 2001
ASSETS	2002	2001

Current Assets:
     Cash and cash equivalents
     Accounts receivable, less reserve for doubtful accounts
           of $932,743 for 2002 and $382,106 for 2001
     Costs and estimated earnings in excess of billings
     Inventories:  Raw materials and components
                          Work-in-process
                          Finished goods

     Prepayments
                   Total Current Assets
Property, Plant and Equipment (at cost):
     Land and land improvements
     Buildings
     Fabrication equipment
     Transportation, office, and other equipment
     Construction-in-progress

     Less:  Accumulated depreciation

Other Assets

$        702,106

22,983,131
2,994,932
$     8,093,587
2,952,701
       1,282,955
$   12,329,243
          769,924
$   39,779,336

3,602,420
14,134,034
38,588,237
12,355,976
          752,385
$   69,433,052
     47,238,838
$   22,194,214
       6,363,106
$   68,336,656
==========

$     1,920,896

17,302,194
--
$     6,236,034
2,119,275
      1,208,613
$     9,563,922
         922,649
$   29,709,661

3,536,335
14,115,075
35,238,740
12,948,095
         511,748
$   66,349,993
    45,557,592
$   20,792,401
      4,253,247
$   54,755,309
==========

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
     Short-term bank borrowings
     Current maturities of long-term debt
     Accounts payable
     Accrued expenses -- Income taxes
                                       Payroll and benefits
                                       Vacations
                                       Other
     Advance billings
     Billings in excess of costs and estimated earnings
                   Total Current Liabilities
Long-Term Pension Liabilities
Other Long-Term Liabilities
Contingencies
Shareholders' Investment:
     Common stock, par value $1 per share -- Authorized 20,000,000 shares --
           Issued 1,360,775 shares for 2002 and 1,354,325 shares for 2001
     Preferred stock, par value $1 per share -- Authorized 1,000,000 shares --
           No shares issued
     Paid-in surplus
     Retained earnings
     Less:  Treasury stock, 175,704 shares for 2002 and
                    174,604 shares for 2001, at cost
                Deferred compensation
                Accumulated other comprehensive loss

$     4,183,155
517,000
7,041,636
1,516,711
3,267,118
2,820,646
1,314,869
7,701,000
            25,000
$   28,387,135
9,328,207
1,604,566

$     1,360,775

--
4,858,290
     31,860,372
$   38,079,437
2,593,447
322,229
       6,147,013
$   29,016,748
$   68,336,656
==========

$                  --
100,000
4,424,653
286,220
3,199,109
2,485,552
974,249
5,574,042
                    --
$   17,043,825
800,971
947,189

$     1,354,325

--
4,661,932
    32,812,385
$   38,828,642
2,561,987
234,538
           68,793
$   35,963,324
$   54,755,309
==========

The accompanying notes are an integral part of these consolidated balance sheets.

==============================================================================

CONSOLIDATED STATEMENTS OF INCOME For the Years Ended December 31, 2002, 2001, and 2000
2002	2001	2000

Net Sales

Cost of Sales

                Gross profit

Selling, General, and Administrative Expenses

                Operating income (loss)

Other Income (Expense):
        Interest income
        Interest expense
        Other, net

                Income (loss) before provision (benefit) for income taxes

Provision (Benefit) for Income Taxes

Income (Loss) before Equity in Income (Loss) of Joint Venture

Equity in Income (Loss) of Joint Venture

Net Income (Loss)

Earnings (Loss) per Common Share:
        Basic
        Diluted

$114,149,434 91,432,774 $ 22,716,660 20,278,938 $ 2,437,722 $ 89,269 (25,955) 350,186 $ 413,500 $ 2,851,222 967,000 $ 1,884,222 4,936 $ 1,889,158 ========== $ 1.62 $ 1.61	$ 94,288,219 78,071,436 $ 16,216,783 18,912,525 $ (2,695,742) $ 199,079 (25,218) 306,045 $ 479,906 $ (2,215,836) (955,000) $ (1,260,836) (99,004) $ (1,359,840) ========== $(1.16) $(1.16)	$105,182,134 81,794,464 $ 23,387,670 18,871,090 $ 4,516,580 $ 293,708 (12,191) (10,912) $ 270,605 $ 4,787,185 1,017,000 $ 3,770,185 77,212 $ 3,847,397 ========== $ 3.29 $ 3.29
The accompanying notes are an integral part of these consolidated statements.

==============================================================================

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT For the Years Ended December 31, 2002, 2001, and 2000
Common Stock	Paid-in Surplus	Retained Earnings	Treasury Stock	Deferred Compen- sation	Accumu- lated Other Comprehen- sive Loss	Total

Balance-12-31-99

Add (Deduct):
Net income
Other comprehensive
   income, net of tax:
   Unrealized net gain
      on investments
   Foreign currency trans-
      lation adjustment
Comprehensive income
Dividends - $2.40 per
   common share
Restricted stock
   forfeiture
Amortization
Balance-12-31-00

Add (Deduct):
Net (loss)
Other comprehensive
   loss, net of tax:
   Unrealized net gain
      on investments
   Foreign currency trans-
      lation adjustment
   Change in minimum
      pension liability
Comprehensive (loss)
Dividends - $2.40 per
   common share
Restricted stock issued
Amortization
Balance-12-31-01

Add (Deduct):
Net income
Other comprehensive
   loss, net of tax:
   Foreign currency trans-
      lation adjustment
   Change in minimum
      pension liability
Comprehensive (loss)
Dividends - $2.40 per
   common share
Restricted stock issued
Restricted stock forfeiture
Amortization
Balance-12-31-02

$1,348,325 -- -- -- -- -- -- -- $1,348,325 -- -- -- -- -- -- 6,000 -- $1,354,325 -- -- -- -- -- 6,450 -- -- $1,360,775 =======	$4,495,728 -- -- -- -- -- (1,796) -- $4,493,932 -- -- -- -- -- -- 168,000 -- $4,661,932 -- -- -- -- -- 199,134 (2,776) -- $4,858,290 =======	$35,969,849 3,847,397 -- -- -- (2,817,291) -- -- $36,999,955 (1,359,840) -- -- -- -- (2,827,730) -- -- $32,812,385 1,889,158 -- -- -- (2,841,171) -- -- -- $31,860,372 ========	$(2,554,033) -- -- -- -- -- (7,954) -- $(2,561,987) -- -- -- -- -- -- -- -- $(2,561,987) -- -- -- -- -- -- (31,460) -- $(2,593,447) ========	$ (172,250) -- -- -- -- -- 7,800 37,862 $ (126,588) -- -- -- -- -- -- (174,000) 66,050 $ (234,538) -- -- -- -- -- (205,584) 22,235 95,658 $ (322,229) =======	$ (78,992) -- 49,705 (12,294) -- -- -- -- $ (41,581) -- 16,361 25,316 (68,889) -- -- -- -- $ (68,793) -- (67,718) (6,010,502) -- -- -- -- $(6,147,013) ========

$39,008,627

3,847,397

49,705

       (12,294)
$  3,884,808

(2,817,291)

(1,950)
         37,862
$40,112,056

(1,359,840)

16,361

25,316

       (68,889)
$(1,387,052)

(2,827,730)
--
         66,050
$35,963,324

1,889,158

(67,718)

  (6,010,502)
$(4,189,062)

(2,841,171)
--
(12,001)
        95,658
$29,016,748
========

The accompanying notes are an integral part of these consolidated statements.

==============================================================================

CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2002, 2001, and 2000
2002	2001	2000

Cash Flows from Operating Activities:
    Net income (loss)
    Adjustments to reconcile net income (loss) to
            net cash provided by operating activities:
        Equity in (income) loss of joint venture
        Bad debt expense
        Depreciation and amortization
        Loss (gain) on sales of equipment
        Changes in assets and liabilities --
            Decrease in interest receivable
            (Increase) decrease in accounts and notes receivable
            (Increase) in costs in excess of
                        estimated earnings and billings
            (Increase) decrease in inventories
            Decrease (increase) in prepayments
            Decrease (increase) in other assets
            Increase (decrease) in accounts payable
            Increase in accrued expenses
            Increase (decrease) in advance billings
            Increase in billings in excess of
                        costs and estimated earnings
            (Decrease) increase in other long-term liabilities
                Net Cash Provided by Operating Activities

Cash Flows (Requirements) from Investing Activities:
    Proceeds from maturities of investments
    Purchases of investments
    Proceeds from sales of equipment
    Additions to property, plant, and equipment
                Net Cash (Required) by Investing Activities

Cash Flow Provisions (Requirements) from
        Financing Activities:
    Short-term borrowing
    Long-term debt
    Repayment of long-term debt
    Dividends paid
                Net Cash Provided (Required) by
                        Financing Activities

Net (Decrease) Increase in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

$  1,889,158

(4,936)
469,181
3,429,006
5,260

--
(6,150,118)

(2,994,932)
(2,765,321)
152,725
2,158,507
2,616,983
960,771
2,126,958

25,000
      (873,344)
$  1,044,898

$  1,000,000
 (1,000,000)
1,607
   (4,754,029)
$ (4,752,422)

$  4,183,155
1,251,000
(104,250)
   (2,841,171)

$  2,488,734

$ (1,218,790)

    1,920,896

$     702,106
=========

$ (1,359,840)

99,004
107,818
3,134,742
(42,760)

680
1,499,676

--
2,429,523
(464,175)
(186,544)
(95,000)
737,996
1,644,204

--
       582,405
$  8,087,729

$     607,194
--
290,358
   (4,904,096)
$ (4,006,544)

$                --
--
--
   (2,827,730)

$ (2,827,730)

$  1,253,455

       667,441

$  1,920,896
=========

$  3,847,397

(77,212)
9,980
2,818,314
(89)

26,564
(108,296)

--
(934,863)
132,259
(107,854)
1,135,491
721,976
(2,661,316)

--
      (277,680)
$  4,524,671

$  4,416,132
(2,650,007)
4,375
   (3,510,375)
$ (1,739,875)

$                --
--
--
   (2,817,291)

$ (2,817,291)

$      (32,495)

       699,936

$     667,441
=========

The accompanying notes are an integral part of these consolidated statements.

==============================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2002, 2001, AND 2000
(1)

SUMMARY OF ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION AND LINES OF BUSINESS:  --  The financial statements include the accounts of Paul Mueller Company ("Registrant") and its wholly owned subsidiaries:  Mueller Transportation, Inc., and Mueller Field Operations, Inc.  The dissolution of Mueller International Sales Corporation, a wholly-owned Foreign Sales Corporation ("FSC"), was completed on July 27, 2001.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The Registrant specializes in the manufacture of high-quality stainless steel tanks and industrial processing equipment.  The Registrant serves the food, dairy, beverage, chemical, pharmaceutical, biotechnological, and other process industries, and the dairy farm market.

USE OF ESTIMATES  --  The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from those estimates.

JOINT VENTURE  --  On August 17, 1999, the Registrant established a joint venture when it acquired 50% of the common stock of Mueller Montana de Mexico, S.A. de C.V. ("Mueller Montana"), a Mexican fabricator of industrial equipment, for a price of $1,083,000.  One-half of the price was a contribution to the capital of Mueller Montaña for the benefit of all shareholders and the balance was paid to former shareholders.  The investment is accounted for under the equity method and is included in other assets on the Consolidated Balance Sheets.

REVENUE RECOGNITION AND RETAINAGES  --  Revenue from sales of fabricated products is recognized upon passage of title to the customer.  Passage of title may occur at the time of shipment from the Registrant's dock, at the time of delivery to the customer's location, or when projects are completed in the field and accepted by the customer.  For large multi-unit projects that are fabricated in the plant, revenue is recognized under the units-of-delivery method, which is a modification of the percentage-of-completed method of accounting for contracts.  The units-of-delivery method recognizes as revenue the contract price of units completed and shipped or delivered to the customer (as determined by the contract) or completed and accepted by the customer for field-fabrication projects.  The applicable manufacturing cost of each unit is identified and charged to cost of sales as revenue is recognized.

Revenues from long-term contracts that involve only a few deliverables and that meet the requirements of Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," are recognized on the percentage-of-completion method of accounting.  For plant-fabricated projects, percentage of completion is determined by comparing total manufacturing hours incurred to date for each project to estimated total manufacturing hours for each project.  For field-fabricated projects, percentage of completion is determined by comparing costs incurred to date for each contract to the estimated total costs for each contract at completion.  Estimates of total manufacturing hours and total contract costs for relevant contracts are reviewed continually and, if necessary, updated to properly state the estimates.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.  Costs and estimated earnings in excess of billings on uncompleted contracts arise when costs have been incurred and revenues have been recorded, but the amounts are not yet billable under the terms of the contracts.  Such amounts are recoverable from customers upon various measures of performance, including achievement of certain milestones, completion of specified units, or completion of the contract.  Billings in excess of costs and estimated earnings on uncompleted contracts arise as a result of advance and progress billings on contracts.  Costs and estimated earnings on uncompleted contracts and related amounts billed as of December 31, 2002 and 2001, were as follows:

==============================================================================

	2002	2001
Costs incurred on uncompleted contracts Estimated earnings Less: Billings to date	$ 18,651,104 6,381,035 $ 25,032,139 22,062,207 $ 2,969,932 =========	$ -- -- $ -- -- $ -- =========

Amounts included in the accompanying Consolidated Balance Sheets at December 31, 2002 and 2001, under the following captions were:

	2002	2001
Costs and estimated earnings in billings on uncompleted contracts Billings in excess of costs and estimated earnings on uncompleted contracts	$ 2,994,932 (25,000) $ 2,969,932 =========	$ -- -- $ -- =========

Costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings relate to contracts in progress and are included in the accompanying Consolidated Balance Sheets as current assets and current liabilities, respectively, as they will be liquidated in the normal course of contract completion, although completion may require more than one year.

Contracts with some customers provide for a portion of the sales amount to be retained by the customer for a period of time after completion of the contract.  Retainages included in Accounts Receivable were $760,200 at December 31, 2002, and $1,362,900 at December 31, 2001.

INVENTORIES  --  The Registrant's inventories are recorded at the lower of cost on a last-in, first-out ("LIFO") basis or market.  Cost of subsidiary inventories is determined on a first-in, first-out ("FIFO") method; and they are not significant to the Consolidated Financial Statements.  Cost includes material, labor, and manufacturing burden required in the production of products.

Under the FIFO method of accounting, which approximates current cost, Registrant inventories would have been $5,912,846, $5,873,528, and $6,756,721 higher than those reported at December 31, 2002, 2001, and 2000, respectively.

A reduction in inventory quantities during 2001 resulted in liquidation of LIFO quantities recorded at higher costs prevailing in prior years as compared with the cost of 2001 purchases.  The effect was to increase cost of sales, which decreased net income by $10,600, or $0.01 per share.

RESEARCH AND DEVELOPMENT  --  Research and development expenses are charged to expense as incurred and were $1,103,800 during 2002, $981,600 during 2001, and $1,044,800 during 2000.

DEPRECIATION POLICIES  --  The Registrant provides for depreciation expense using principally the double-declining-balance method for new items and the straight-line method for used items.  The economic useful lives for the more significant items within each property classification are as follows:

Years
Buildings Land improvements Fabrication equipment Transportation, office, and other equipment	40 10 - 20 5 - 10 3 - 10

==============================================================================

Maintenance and repairs are charged to expense as incurred.  The cost and accumulated depreciation of assets retired are removed from the accounts, and any resulting gains or losses are reflected in net income currently.

IMPAIRMENT OF LONG-LIVED ASSETS  --  If facts and circumstances indicate that the carrying value of identifiable intangibles and long-lived assets may be impaired, the Registrant would perform an evaluation of recoverability.  If an evaluation were required, the Registrant would compare the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down is required.

EARNINGS PER COMMON SHARE  --  The following table sets forth the computation of basic and diluted earnings per common share:

2002	2001	2000

Net income (loss)

Shares for basic earnings per common share --
      Weighted average shares outstanding
Effect of restricted stock issued
Shares for diluted earnings per common share --
      Adjusted weighted average shares outstanding

Earnings (loss) per common share:
      Basic
      Diluted

$ 1,889,158 ========= 1,168,021 5,395 1,173,416 ========= $ 1.62 $ 1.61	$ (1,359,840) ========= 1,168,021 -- 1,168,021 ========= $(1.16) $(1.16)	$ 3,847,397 ========= 1,168,021 220 1,168,241 ========= $ 3.29 $ 3.29

STOCK-BASED COMPENSATION  --  As of December 31, 2002, the Registrant had two stock-based compensation plans for employees and nonemployee directors, which are described more fully in Note (8).  The Registrant accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.  No stock-based compensation cost has been reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grants.  The following table illustrates the effect on net income and earnings per share if the Registrant had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee and nonemployee director compensation.

Year Ended December 31
2002	2001	2000

Net income (loss)
Less:  Stock-based compensation expense
          determined under fair-value-based method
          for all awards, net of related tax
Pro forma net income (loss)

Earnings (loss) per common share:

      Basic -- as reported
      Basic -- pro forma

      Diluted -- as reported
      Diluted -- pro forma

$ 1,889,158 51,883 $ 1,837,275 ========= $ 1.62 $ 1.57 $ 1.61 $ 1.57	$ (1,359,840) 39,401 $ (1,399,241) ========= $(1.16) $(1.20) $(1.16) $(1.20)	$ 3,847,397 21,475 $ 3,825,922 ========= $ 3.29 $ 3.28 $ 3.29 $ 3.27

==============================================================================
COMPREHENSIVE INCOME -- The components of comprehensive income (loss) for the years ended December 31, 2002, 2001, and 2000, were as follows:

2002	2001	2000

Unrealized net gain on investments
Tax provision
Unrealized net gain on investments, net of tax

Foreign currency translation adjustment
Tax  (benefit) provision
Foreign currency translation adjustment, net of tax

Change in minimum pension liability
Tax (benefit)
Change in minimum pension liability, net of tax

Other comprehensive (loss) income

$ -- -- $ -- $ (107,490) (39,772) $ (67,718) $ (9,540,479) (3,529,977) $ (6,010,502) $ (6,078,220) =========	$ 25,970 9,609 $ 16,361 $ 40,185 14,869 $ 25,316 $ (109,348) (40,459) $ (68,889) $ (27,212) =========	$ 78,897 29,192 $ 49,705 $ (19,515) (7,221) $ (12,294) $ -- -- $ -- $ 37,411 =========

STATEMENTS OF CASH FLOWS  --  For purposes of the Consolidated Statements of Cash Flows, the Registrant considers investments with a maturity of three months or less to be cash equivalents.

Interest and income tax payments for each of the three years during the period ended December 31, 2002, were as follows:

	2002	2001	2000
Interest payments Income tax payments	$ 24,900 $ 52,400	$ 25,200 $ 129,200	$ 12,200 $ 1,053,200

SHAREHOLDERS' INVESTMENT -- The following table sets forth the analysis of common stock issued and held as treasury stock:

Shares
Common Stock Issued	Treasury Stock

Balance, December 31, 1999
Restricted stock forfeiture
Balance, December 31, 2000
Restricted stock issued
Balance, December 31, 2001
Restricted stock issued
Restricted stock forfeiture
Balance, December 31, 2002

1,348,325 -- 1,348,325 6,000 1,354,325 6,450 -- 1,360,775 ========	174,304 300 174,604 -- 174,604 -- 1,100 175,704 ========

(2)

RETIREMENT PLANS:

The Registrant has a Profit Sharing and Retirement Savings Plan [401(k) plan] in which substantially all employees are eligible to participate.  The plan provides for a match of employees' contributions up to a specified limit.  The plan also has a profit-sharing feature whereby an additional match is made if net income reaches predetermined levels established annually by the Board of Directors.  The assets of the plan are deposited with a trustee and are invested at the employee's option in one or more investment funds.  Total Registrant contributions to the plan were $395,000 for 2002, $381,000 for 2001, and $502,200 for 2000.

==============================================================================

The Registrant has pension plans covering substantially all employees.  Benefits under the plans are based either on final average pay or a flat benefit formula.

Total pension expense under the plans was $1,278,000 for 2002, $908,100 for 2001, and $348,500 for 2000.  Management's policy is to fund pension contributions that are currently deductible for tax purposes.  Unfunded pension contributions as of December 31, 2002, were $3,106,200.  A contribution of $915,400 will be made during 2003; and a contribution of $2,190,800 will be made during 2004.  These amounts have been included in accrued expenses and in long-term pension liabilities on the accompanying Consolidated Balance Sheets.

The following table sets forth the required disclosures for the pension plans at December 31:

2002	2001

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
     Employer contribution
     Benefits paid and expenses
     Fair value of plan assets at end of year

Reconciliation --
     Funded status
     Unrecognized net actuarial loss
     Unrecognized prior service cost
     Prepaid benefit cost

$ 41,122,600
1,335,100
2,923,300
3,506,100
   (1,668,700)
$ 47,218,400
=========

$ 36,274,700
(3,211,200)
1,122,900
   (1,668,700)
$ 32,517,700
=========

$(14,700,700)
14,042,200
     1,104,100
$      445,600
=========

$ 36,462,400 1,177,500 2,776,500 2,332,700 (1,626,500) $ 41,122,600 ========= $ 38,381,800 (888,200) 407,600 (1,626,500) $ 36,274,700 ========= $ (4,847,900) 4,125,800 1,322,800 $ 600,700 =========

Amounts recognized in the Consolidated Balance Sheets at December 31 were as follows:

	2002	2001
Balance Sheet Reconciliation -- Prepaid benefit cost Minimum pension liability Intangible asset Accumulated other comprehensive loss (pretax) Prepaid benefit cost	$ 445,600 (10,689,000) 1,039,200 9,649,800 $ 445,600 =========	$ 600,700 (347,400) 238,100 109,300 $ 600,700 =========

Components of pension expense for the three years were:

	2002	2001	2000
Service cost Interest cost Expected return on plan assets Amortization of transition (asset) Amortization of prior service cost Recognized net actuarial (gain) Pension expense	$ 1,335,100 2,923,300 (3,199,100) -- 218,700 -- $ 1,278,000 =========	$ 1,177,500 2,776,500 (3,155,300) (109,400) 220,200 (1,400) $ 908,100 =========	$ 1,040,300 2,499,000 (2,948,700) (350,500) 220,200 (111,800) $ 348,500 =========

==============================================================================

Increases in the Registrant's pension benefit obligations combined with market losses in 2002 and 2001 have negatively impacted the funded status of the pension plans, resulting in additional funding and expense over the next several years.  Due to these same factors, the Registrant recorded an adjustment in 2002 to shareholders' investment of $6,010,502, net of tax of $3,529,977, to reflect the minimum liability associated with the plans.

The weighted average expected long-term rate of return on plan assets used in the determination of annual pension expense was 8.5% for 2002, 2001, and 2000.  The weighted average assumed discount rate used to measure the benefit obligation was 6.5% at December 31, 2002, and 7% at December 31, 2001.  The assumed rate of compensation increase used to measure the benefit obligation was 4.25% at December 31, 2002 and 2001, for the applicable plan.

(3)	INCOME TAXES: The provision (benefit) for taxes on income (loss) from operations included:

	2002	2001	2000
Current tax expense (benefit) Deferred, net	$ 1,132,300 (165,300) $ 967,000 =========	$ (852,200) (102,800) $ (955,000) =========	$ 1,006,600 10,400 $ 1,017,000 =========

The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized in the Consolidated Financial Statements.  Net deferred tax assets of $3,922,100 at December 31, 2002, and $89,600 at December 31, 2001, are included on the accompanying Consolidated Balance Sheets.  Components of the deferred tax assets and liabilities as of December 31 were as follows:

	2002	2001
Deferred Tax Assets: Insurance Vacation Warranty Doubtful accounts Pensions Healthcare benefits Other Deferred Tax Liabilities: Depreciation Pensions Other	$ 239,200 937,300 134,400 345,100 3,464,800 221,000 266,300 $ 5,608,100 ======== $ 1,659,100 -- 26,900 $ 1,686,000 ========	$ 170,500 817,200 20,400 142,400 -- 165,600 151,200 $ 1,467,300 ======== $ 1,036,000 314,800 26,900 $ 1,377,700 ========

A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for each of the three years during the period ended December 31, 2002, follows:

==============================================================================

	2002		2001		2000
	Amount	%	Amount	%	Amount	%
Statutory federal income tax expense (benefit) Increase (decrease) in taxes resulting from: Tax credits FSC exempt income State tax, net of federal benefit Other, net	$ 969,400 (63,500) -- 50,800 10,300 $ 967,000 =========	34.0 (2.3) -- 1.8 0.4 33.9 ===	$ (753,400) (244,800) -- (25,800) 69,000 $ (955,000) ========	(34.0) (11.1) -- (1.2) 3.2 (43.1) ===	$1,627,600 (602,700) (104,700) 48,600 48,200 $1,017,000 ========	34.0 (12.6) (2.2) 1.0 1.0 21.2 ===

(4)

BANK BORROWINGS:

The Registrant has a $5,000,000 bank borrowing facility that expires on May 31, 2003.  Borrowings under the facility incur interest at the LIBOR Daily Floating Rate plus 1.75%.  At December 31, 2002, $4,183,155 was outstanding under the facility and the interest rate was 3.17%.

In addition, the Registrant has a long-term note payable outstanding as of December 31, 2002, in the principal amount of $1,146,750.  The note is repayable over three years in quarterly installments of $104,250 with the final payment due August 2, 2005, and with a variable interest rate of the LIBOR Daily Floating Rate plus 1.75%.  The interest rate for the note was 3.17% as of December 31, 2002.  The note is secured by equipment with a cost of $1,563,000.  The Registrant was in compliance with all note covenants at December 31, 2002.

(5)

GUARANTEES:

The Registrant also has a $2,750,000 standby letter-of-credit facility; and as of December 31, 2002, there were standby letters of credit totaling $2,211,984 issued under the facility, with all but $62,800 to expire within one year.

The Registrant provides warranty reserves for product defects as they become known, as a significant portion of the Registrant's sales are custom-fabricated products built to customer specifications.  Warranty claims tend to occur shortly after completion of a project; and a provision for estimated warranty expense is made at the time of notification by the customer of a defect in material or workmanship.  Service department personnel handle all notifications from customers concerning warranty claims, prepare an estimate of the cost to repair or replace the defective item, and establish a reserve for each specific claim.  Warranty claim reserves are reviewed monthly; and reserves are adjusted to properly reflect the remaining estimated costs to complete the repair or replacement.

The following is a reconciliation of changes in the warranty reserve for the year ended December 31, 2002:

Beginning balance -- December 31, 2001 Costs incurred to satisfy warranty claims Aggregate warranty reserves made Aggregate changes to warranty reserves Ending balance -- December 31, 2002	$ 577,046 (1,278,661) 1,013,818 582,320 $ 894,523 =========

(6)

CONTINGENCIES:

A lawsuit was filed in May 2002 against the Registrant alleging breach of contract/breach of express warranty in connection with the sale of a heat exchanger in October 2000.  The plaintiff alleges in the suit that it has suffered direct, consequential, and incidental damages in excess of $3,100,000.  The suit is in the prediscovery stage, and it is not feasible to determine the likelihood of an unfavorable outcome or the amount of the potential liability, if any.  Management intends to vigorously defend the lawsuit.

==============================================================================

The Registrant and its subsidiaries are involved in other legal proceedings incident to the conduct of their business.  It is management's opinion that none of these matters will have a material adverse effect on the consolidated financial position, results of operations, or cash flows.

The Registrant has operating leases with total aggregate future minimum payments of $1,024,300, with terms exceeding one year.  The future minimum payments for each of the years subsequent to December 31, 2002, are:

2003 2004 2005 2006 2007 and beyond	$238,000 $231,700 $227,800 $197,400 $129,400

(7)

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

Reportable segments are managed separately because they offer different products and serve different markets.  Industrial Equipment products have been aggregated because they are designed and built to a customer's specifications and they use common processes and resources in the manufacturing operation.  Similar economic conditions affect the long-term financial performance of the product lines included in the Industrial Equipment segment.  The Dairy Farm Equipment segment includes standard products that are built to stock at a separate manufacturing facility and are available for sale from inventory.  The demand for Dairy Farm Equipment products is affected by the economic factors that influence the profitability of dairy farmers.  The Field Fabrication segment uses different skills and fabrication methods and requires different technology and expertise than other segments.

Net sales include revenues from sales to unaffiliated and affiliated customers before elimination of intersegment sales.  Intersegment eliminations are primarily sales from the Industrial Equipment segment to the Field Fabrication segment.

The Other/Corporate classification includes other revenues, unallocated corporate assets and expenses, and corporate other income (expense).

==============================================================================

2002
	Dairy Farm Equipment	Industrial Equipment	Field Fabrication	Other/ Corporate	Intersegment Eliminations	Consolidated
Net sales Depreciation & amortization expense Income (loss) before income tax Assets Additions to property, plant & equipment	$ 20,274,303 $ 377,912 $ 3,570,314 $ 9,685,754 $ 150,264	$ 78,239,085 $ 2,297,250 $ (2,737,321) $ 43,078,481 $ 1,940,884	$ 14,939,379 $ 444,413 $ 1,181,802 $ 6,031,589 $ 2089,362	$ 3,904,107 $ 309,431 $ 836,427 $ 9,540,832 $ 573,519	$ (3,207,440) $ -- $ -- $ -- $ --	$114,149,434 $ 3,429,006 $ 2,851,222 $ 68,336,656 $ 4,754,029

2001
	Dairy Farm Equipment	Industrial Equipment	Field Fabrication	Other/ Corporate	Intersegment Eliminations	Consolidated
Net sales Depreciation & amortization expense Income (loss) before income tax Assets Additions to property, plant & equipment	$ 18,115,792 $ 404,460 $ 1,332,460 $ 10,366,558 $ 322,723	$ 64,518,777 $ 2,235,208 $ (5,299,517) $ 33,788,865 $ 4,279,359	$ 15,697,746 $ 227,319 $ 1,099,587 $ 2,355,261 $ 217,368	$ 3,211,350 $ 267,755 $ 651,634 $ 8,244,625 $ 84,646	$ (7,255,446) $ -- $ -- $ -- $ --	$ 94,288,219 $ 3,134,742 $ (2,215,836) $ 54,755,309 $ 4,904,096

2000
	Dairy Farm Equipment	Industrial Equipment	Field Fabrication	Other/ Corporate	Intersegment Eliminations	Consolidated
Net sales Depreciation & amortization expense Income before income tax Assets Additions to property, plant & equipment	$ 23,818,217 $ 426,523 $ 3,631,087 $ 11,610,174 $ 299,948	$ 74,139,464 $ 1,949,761 $ 209,450 $ 34,463,645 $ 2,517,671	$ 7,374,242 $ 176,712 $ 492,693 $ 3,013,995 $ 370,352	$ 3,381,864 $ 265,318 $ 453,955 $ 6,599,237 $ 322,404	$ (3,531,653) $ -- $ -- $ -- $ --	$105,182,134 $ 2,818,314 $ 4,787,185 $ 55,687,051 $ 3,510,375

Revenues from external customers by product category for the three years ended December 31, 2002, were:

	2002	2001	2000
Milk-cooling and storage equipment Processing vessels and tanks Other industrial equipment	$ 17,964,266 52,760,254 43,424,914 $114,149,434 ==========	$ 15,923,497 49,565,367 28,799,355 $ 94,288,219 ==========	$ 21,747,491 51,657,026 31,777,617 $105,182,134 ==========

Revenues from external customers by geographic location are attributed to countries based on the location of the customer and for the three years ended December 31, 2002, were:

	2002	2001	2000
United States North America (excluding the U.S.) Asia and the Far East Central and South America Other areas	$100,736,612 7,713,539 4,018,883 623,721 1,056,679 $114,149,434 ==========	$ 80,701,876 8,030,006 4,055,619 278,715 1,222,003 $ 94,288,219 ==========	$ 85,852,716 8,597,638 4,793,788 4,234,872 1,703,120 $105,182,134 ==========

During the years presented, export sales to any one country were not in excess of 10% of consolidated sales.

All long-lived assets owned by the Registrant and its subsidiaries are located in the United States.

==============================================================================

During 2002, sales to one U.S. customer exceeded 10% of consolidated sales.  The sales amounted to $12,388,000 and related to the Field Fabrication segment.  During 2001 and 2000, sales to any one customer were not in excess of 10% of consolidated sales.

(8)

LONG-TERM INCENTIVE PLAN:

Under the 1999 Long-Term Incentive Plan (the "Employee Plan"), two types of awards have been provided for executives and key employees:  restricted stock and nonqualified stock options.  An aggregate of 180,000 shares of common stock can be issued under the Plan, with 55,000 shares being the aggregate maximum number of shares that may be granted as restricted stock.

Under the Employee Plan, 17,700 shares of restricted stock have been granted to certain executives and key employees.  Currently, 16,300 shares of restricted stock remain outstanding, and they vest five years after grant.  Compensation expense was computed by multiplying the number of shares granted by the fair market value of the common stock on the date of grant.  The expense is being recognized ratably over the vesting period.

Nonqualified stock options for 60,500 shares of common stock have been granted under the Employee Plan; and as of December 31, 2002, nonqualified stock options for 56,800 shares were outstanding.  These stock options have an exercise price of $36.00 per share, which was above fair market value on the dates of grant.  The options vest and are exercisable five years after the date of grant, and they must be exercised no later than ten years from the date of grant.

Under the Non-Employee Directors Stock Option Restricted Stock Plan (the "Director Plan"), two types of awards have been provided for nonemployee directors:  restricted stock and nonqualified stock options.  An aggregate of 60,000 shares can be issued under the Director Plan.

Under the Director Plan, 750 shares of restricted stock have been granted to nonemployee directors; and they vest five years after grant.  Compensation expense was computed by multiplying the number of shares granted by the fair market value of the common stock on the date of grant.  Expense is being recognized ratably over the vesting period.  Under the Director Plan, nonqualified stock options for 2,100 shares of common stock have been granted; and they were all outstanding as of December 31, 2002.  These stock options have an exercise price of $29.25 per share, which was equal to the fair market value on the date of grant.  The options vest and are exercisable five years after date of grant; and they may be exercised no later than ten years from the date of grant.

The Registrant applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to account for employee stock options.  Accordingly, no compensation expense has been recognized for nonqualified stock options.

Pro forma net income and earnings-per-share information (as required by SFAS No. 123, "Accounting for Stock-Based Compensation") has been determined as if the Registrant had accounted for all stock options under the fair-value method described by SFAS No. 123.

The fair values for options were estimated at the date of grant using the Black-Scholes Option Pricing Model with the following assumptions:

Stock Option Grants
	July 25, 2002	May 5, 2002	March 1, 2001	May 13, 1999
Interest rate Expected life in years Expected volatility Expected dividend yield Value per option	4.80% 7.5 36.10% 8.00% $ 5.05	4.80% 7.5 38.80% 7.50% $ 6.35	4.90% 7.5 64.20% 9.00% $ 8.58	5.80% 7.5 53.40% 7.40% $ 8.60

==============================================================================

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

For purposes of pro forma disclosures, the estimated fair value of the options is being amortized to expense ratably over the vesting period.  The pro forma disclosures, required by SFAS No. 123, are not likely to be representative of the effects on reported net income or losses for future years.  The pro forma information follows:

	2002	2001	2000
Pro forma net income (loss) Pro forma earnings (loss) per common share: Basic Diluted	$ 1,837,275 ========= $ 1.57 $ 1.57	$(1,399,241) ========= $ (1.20) $ (1.20)	$ 3,825,922 ========= $ 3.28 $ 3.27

(9)

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

==============================================================================

FINANCIAL HIGHLIGHTS BY QUARTER (Unaudited) (In Thousands, Except Per Share Data)

	Quarter Ended
	March 31		June 30		September 30		December 31
	2002	2001	2002	2001	2002	2001	2002	2001
Net sales Gross profit (a) Net income (loss) Earnings (loss) per common share: Basic Diluted	$ 18,597 $ 3,036 $ (1,113) $(0.95) $(0.95)	$ 16,090 $ 2,338 $ (1,450) $(1.24) $(1.24)	$ 22,514 $ 4,600 $ (225) $(0.20) $(0.20)	$ 23,746 $ 4,805 $ 241 $ 0.21 $ 0.21	$ 36,680 $ 6,691 $ 1,010 $ 0.87 $ 0.87	$ 27,384 $ 5,409 $ 502 $ 0.42 $ 0.42	(b) $ 36,358 $ 8,390 $ 2,217 $ 1.90 $ 1.89	(c) $ 27,068 $ 3,665 $ (653) $(0.55) $(0.55)

(a)

Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that point, interim LIFO determinations must be based on management's estimate of expected year-end inventory levels and costs.

(b)

Net income for the fourth quarter of 2002 was favorably affected by a LIFO adjustment that increased net income by $323,100, or $0.28 per share.  Results were unfavorably affected by warranty and bad debt expense, which reduced net income by $556,500, or $0.48 per share.

(c)

Results for the fourth quarter of 2001 were favorably affected by a LIFO adjustment and unfavorably affected by healthcare costs and warranty costs.  The effect of the LIFO adjustment reduced the loss by $52,000, or $0.04 per share.  The effect of healthcare costs and warranty costs increased the net loss by $256,000, or $0.22 per share.

==============================================================================

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of Paul Mueller Company:

We have audited the accompanying consolidated balance sheet of PAUL MUELLER COMPANY (a Missouri corporation) AND SUBSIDIARIES as of December 31, 2002, and the related consolidated statements of income, shareholders' investment, and cash flows for the year then ended.  In connection with our audit of the 2002 financial statements, we have also audited the 2002 financial statement schedule.  These consolidated financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.  The accompanying consolidated financial statements and financial statement schedule of the Company as of December 31, 2001, and for each of the years in the two-year period then ended were audited by other auditors who have ceased operations.  Those auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedule in their report dated February 15, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paul Mueller Company and Subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related 2002 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/ KPMG LLP

Kansas City, Missouri,

February 18, 2003

-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Paul Mueller Company:

We have audited the accompanying consolidated balance sheets of PAUL MUELLER COMPANY (a Missouri corporation) AND SUBSIDIARIES as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' investment, and cash flows for each of the three years in the period ended December 31, 2001.  These financial statements are the responsibility of the Registrant's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

==============================================================================

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

/S/ ARTHUR ANDERSEN LLP

Kansas City, Missouri,

February 15, 2002
NOTE:

The above audit report of Arthur Andersen LLP, our former independent public accountants, is a copy of the original report dated February 15, 2002, rendered by Arthur Andersen LLP on our consolidated financial statements included in our Form 10-K filed on March 21, 2002, and has not been reissued by Arthur Andersen LLP since that date.  The above report refers to financial statements not physically included in this filing.

-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

ITEM 9.  --  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                     AND FINANCIAL DISCLOSURE

The Audit Committee of the Board of Directors (the "Board")of Paul Mueller Company (the "Registrant") decided to no longer engage Arthur Andersen LLP as the Registrant's independent public accountant effective May 15, 2002.

The report of Arthur Andersen LLP on the Registrant's financial statements for 2000 and 2001 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

During 2000 and 2001 and any subsequent interim period preceding the replacement of Arthur Andersen LLP as the Registrant's independent public accountants, there were no disagreements between the Registrant and Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused Arthur Andersen LLP to make reference to the subject matter of the disagreements in connection with its reports.  None of the "reportable events" described in paragraphs A through D of Clause (v) of Item 304(a)(1) of regulation S-K of the Securities and Exchange Commission occurred during 2000 or 2001 or any subsequent interim period preceding the replacement of Arthur Andersen LLP as independent public accountants for the Registrant.

The Audit Committee recommended to the Board and the Board ratified the appointment of KPMG LLP as the Registrant's independent auditor effective May 24, 2002.

During 2000 and 2001 and any subsequent interim period preceding the replacement of Arthur Andersen LLP as the Registrant's independent public accountants, the Registrant did not consult KPMG LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's Consolidated Financial Statements, or any other matters or reportable events listed in items 304(a)(2)(i) or (ii) of Regulation S-K of the Securities and Exchange Commission.

==============================================================================

PART III

ITEM 10.  --  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information as to Directors of the Registrant required by Item 10 is included on pages 5 and 6 of the Registrant's Proxy Statement for the annual meeting of shareholders to be held May 5, 2003, and is incorporated herein by reference.  The information concerning executive officers is set forth on page 5 of Part I hereof.

ITEM 11.  --  EXECUTIVE COMPENSATION

Information as to executive compensation required by Item 11 is included on pages 10, 11, 12, and 13 of the Registrant's Proxy Statement for the annual meeting of shareholders to be held May 5, 2003, and is incorporated herein by reference.

ITEM 12.  --  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT

Information as to security ownership of certain beneficial owners and management required by Item 12 is included on pages 3 and 5 of the Registrant's Proxy Statement for the annual meeting of shareholders to be held May 5, 2003, and is incorporated herein by reference.

Information as to equity compensation plans required by Item 12 is included on page 13 of the Proxy Statement for the annual meeting of shareholders to be held May 5, 2003, and is incorporated herein by reference.

ITEM 13.  --  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information as to certain relationships and related transactions required by Item 13 is included on pages 5 and 6 of the Registrant's Proxy Statement for the annual meeting of shareholders to be held May 5, 2003, and is incorporated herein by reference.

ITEM 14.  --  CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Registrant carried out an evaluation, under the supervision and with the participation of the Registrant's Chief Executive Officer and Chief Financial Officer, of the effectiveness and operation of the Registrant's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant's disclosure controls and procedures are effective to insure that information required to be disclosed in the reports that the Registrant files or submits under the Exchange Act is recorded, processed, summarized, and reported as required and within the time periods specified in the Securities and Exchange Commission's rules and forms.  There have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation discussed in this Item 14.

==============================================================================
ITEM 15. -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a)	The financial statements and schedules, required under Part II -- Item 8, are as follows:
	1.	The consolidated financial statements of the Registrant and its subsidiaries, for the year ended December 31, 2002:
		--	Consolidated Balance Sheets	December 31, 2002 and 2001
		--	Consolidated Statements of Income	For years ended December 31, 2002, 2001, and 2000
		--	Consolidated Statements of Shareholders' Investment	For years ended December 31, 2002, 2001, and 2000
		--	Consolidated Statements of Cash Flows	For years ended December 31, 2002, 2001, and 2000
		--	Notes to Consolidated Financial Statements	December 31, 2002, 2001, and 2000
		--	Financial Highlights by Quarter	For years ended December 31, 2002 and 2001
		--	Reports of Independent Auditors
	2.	Additional financial statement schedules included herein:
		--	Schedule II -- Valuation and Qualifying Accounts Page 40
		--	All other schedules are not submitted because they are not applicable or not required.
	3.	The exhibits set forth in the Exhibit Index found on pages 41 and 42.
(b)	No reports on Form 8-K were filed by the Registrant during the last quarter of 2002.

==============================================================================
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAUL MUELLER COMPANY
DATE:	March 7, 2003	/S/ DANIEL C. MANNA
Daniel C. Manna President (Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE:	March 7, 2003	/S/ DANIEL C. MANNA
Daniel C. Manna President and Director (Chief Executive Officer)
DATE:	March 7, 2003	/S/ PAUL MUELLER
Paul Mueller Director
DATE:	March 7, 2003	/S/ DONALD E. GOLIK
Donald E. Golik Senior Vice President, Chief Financial Officer, Secretary, and Director
DATE:	March 7, 2003	/S/ DAVID T. MOORE
David T. Moore Director
DATE:	March 7, 2003	/S/ WILLIAM L. FUERST
William L. Fuerst Director
DATE:	March 7, 2003	/S/ W. CURTIS GRAFF
W. Curtis Graff Director
DATE:	March 7, 2003	/S/ WILLIAM R. PATTERSON
William R. Patterson Director
DATE:	March 7, 2003	/S/ MELVIN J. VOLMERT
Melvin J. Volmert Director

==============================================================================
CERTIFICATION
I, Daniel C. Manna, certify that:
1.	I have reviewed this annual report on Form 10-K of Paul Mueller Company;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.

The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.

The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:	March 7, 2003	/S/ DANIEL C. MANNA
Daniel C. Manna, President and Chief Executive Officer

==============================================================================
CERTIFICATION
I, Donald E. Golik, certify that:
1.	I have reviewed this annual report on Form 10-K of Paul Mueller Company;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.

The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.

The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:	March 7, 2003	/S/ DONALD E. GOLIK
Donald E. Golik, Senior Vice President and Chief Financial Officer

==============================================================================

SCHEDULE II
PAUL MUELLER COMPANY AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS FOR THE THREE YEARS ENDED DECEMBER 31, 2002
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
RESERVE FOR DOUBTFUL ACCOUNTS
December 31, 2002 December 31, 2001 December 31, 2000	$ 382,106 $ 689,831 $ 518,414	$ 626,470 $ (266,573) $ 297,635	$ -- $ -- $ --	$ 75,833 (1) $ 41,152 (1) $ 126,218 (1)	$ 932,743 $ 382,106 $ 689,831
(1) Accounts written off during the year.

==============================================================================

EXHIBIT INDEX
Number	Description				Page No.
(3)	ARTICLES OF INCORPORATION AND BYLAWS --
	(a)

The Restated Articles of Incorporation of the Registrant filed with the Secretary of State on May 20, 1991, and the Restated Bylaws of the Registrant dated May 6, 1991, attached as Exhibit (3), page 19, of the Registrant's Form 10-K for the year ended December 31, 1991, are incorporated herein by reference.

	(b)	The following amendments were attached as Exhibit (3) of the Registrant's Form 10-Q for the quarter ended September 30, 1999, and are incorporated herein by reference:
		Description		Page No.
		1.	Amendment One to the Restated Bylaws of Paul Mueller Company, adopted May 6, 1991, was approved by the Board of Directors on May 1, 1995	16
		2.	Amendment Two to the Restated Bylaws of Paul Mueller Company, adopted May 6, 1991, was approved by the Board of Directors on October 27, 1999	17
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

(10)	MATERIAL CONTRACTS --
	(a)	The Paul Mueller Company Noncontract Employees Retirement Plan, amended and restated effective January 1, 2000, and adopted by the Board of Directors of the Registrant on January 27, 2000, was attached as Exhibit (10), page 36, of the Registrant's Form 10-K for the year ended December 31, 1999, and is incorporated herein by reference. Amendment Number One adopted by the Board of Directors on January 30, 2003.			43
	(b)

The Exclusive License Agreement between the Registrant and Superstill Technology, Inc., dated January 9, 1992, Addendum No. 1 dated January 28, 1992, and Addendum No. 2 dated June 15, 1992, were attached as Exhibit (10), page 30, of the Registrant's Form 10-K for the year ended December 31, 1996, and is incorporated herein by reference.

	(c)	The following Material Contracts, attached as Exhibit (10) of the Registrant's Form 10-Q for the quarter ended September 30, 1995, are incorporated herein by reference:
		Description		Page No.
		1.	The Paul Mueller Company Tax Savings Plan and Trust, effective January 1, 1996, and adopted by the Board of Directors on August 2, 1995	11
		2.	The Paul Mueller Company Dependent Care Assistant Plan, effective January 1, 1996, and adopted by the Board of Directors on August 2, 1995	2

==============================================================================

Number	Description			Page No.
	(d)	The Paul Mueller Company Employee Benefit Plan --
		i.	The Paul Mueller Company Employee Benefit Plan, amended and restated effective April 1, 2002, and adopted by the Trustees on October 2, 2002.	46
		ii.	Amendment Number One of the Paul Mueller Company Employee Benefit Plan, effective January 1, 2003, and adopted by the Trustees on February 21, 2003.	115
		iii.	Amendment Number Two of the Paul Mueller Company Employee Benefit Plan, effective February 21, 2002, and adopted by the Trustees on February 21, 2003.	121
	(e)

The Paul Mueller Company Profit Sharing and Retirement Savings Plan, restated effective April 1, 2001, and adopted by the Registrant on March 28, 2001, was attached as Exhibit (10), page 13, of the Registrant's Form 10-Q for the quarter ended September 30, 2001, and is incorporated herein by reference.  Amendments adopted by the Registrant on January 8, 2002, were attached as Exhibit (10), page 12, of the Registrant's Form 10-Q for the quarter ended March 31, 2002, and are incorporated herein by reference.

	(f)	Paul Mueller Company Contract Employees Retirement Plan, restated as of January 1, 2000, and adopted February 14, 2002, was attached as Exhibit (10), page 37, of the Registrant's Form 10-K for the year ended December 31, 2001, and is incorporated herein by reference. Amendment Number One adopted December 11, 2002.		128
	(g)

The Agreement and Declaration of Trust for the Paul Mueller Company Employee Benefit Plan, dated May 2, 1988, was attached as Exhibit (10), page 107, of the Registrant's Form 10-K for the year ended December 31, 1988, and is incorporated herein by reference.

	(h)	The following Executive Compensation Plans and Arrangements:
		i.

The Paul Mueller Company Non-Employee Director Stock Option and Restricted Stock Plan, effective January 31, 2002, and adopted by the Board of Directors of the Registrant on January 31, 2002, was attached as Exhibit A to the Registrant's 2002 Proxy Statement filed with the Commission on April 1, 2002, and is incorporated herein by reference.

		ii.

The Paul Mueller Company 1999 Long-Term Incentive Plan, effective January 26, 1999, and adopted by the Board of Directors of the Registrant on January 26, 1999, was attached as Exhibit A to the Registrant's 1999 Proxy Statement filed with the Commission on March 26, 1999, and is incorporated herein by reference.

		iii.

The Paul Mueller Company Supplemental Executive Retirement Plan, effective January 1, 1996, adopted by the Board of Directors on February 8, 1996, was attached as Exhibit (10), page 30, of the Registrant's Form 10-K for the year ended December 31, 1995, and is incorporated herein by reference.

		iv.

The Executive Short-Term Incentive Plan, adopted January 31, 1995, was attached as Exhibit (10), page 71, of the Registrant's Form 10-K for the year ended December 31, 1994, and is incorporated herein by reference.

	(i)

Agreement between the Registrant and Local No. 208 of the Sheet Metal Workers International Association, made and entered into effective April 7, 2001, was attached as Exhibit (10), page 13, of the Registrant's Form 10-Q for the quarter ended March 31, 2001, and is incorporated herein by reference.

(21)	SUBSIDIARIES OF THE REGISTRANT			129
(23)	CONSENTS OF EXPERTS AND COUNSEL
	(a)	Independent Auditors' consent.		130

==============================================================================