Form 10-Q
period 2003-03-31
MUELLER PAUL CO
filed 2003-05-14
CIK 68726

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 ___________________________________________ FORM 10-Q
(Mark One)
[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended MARCH 31, 2003, or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ______________________ to ______________________.
Commission File Number: 0-4791
PAUL MUELLER COMPANY (exact name of registrant as specified in its charter)
MISSOURI (state or other jurisdiction of incorporation or organization)	44-0520907 (I.R.S. employer identification no.)
1600 W. PHELPS ST., SPRINGFIELD, MISSOURI (address of principal executive offices)	65802 (zip code)
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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  [  ]      No  [X]

Indicate the number of shares outstanding of the issuer's Common Stock as of May 12, 2003:  1,185,071

-- 1 --
PART I	--	FINANCIAL INFORMATION

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

-- 2 --

PAUL MUELLER COMPANY AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (Dollars in Thousands) (Unaudited)

ASSETS	Mar. 31, 2003	Dec. 31, 2002

Current Assets
     Cash and cash equivalents
     Accounts receivable, less reserve of $923 at 3-31-2003,
           and $933 at 12-31-2002, for doubtful accounts
     Costs and estimated earnings in excess of billings
     Inventories --
           Raw materials and components
           Work-in-process
           Finished goods

     Prepayments
                   Total Current Assets
Property, Plant & Equipment
     Less -- Accumulated depreciation
                   Net Property, Plant & Equipment
Other Assets

	$ 101 23,380 2,071 $ 7,874 4,944 2,239 $ 15,057 708 $ 41,317 $ 70,192 48,047 $ 22,145 6,321 $ 69,783 ======	$ 702 22,983 2,995 $ 8,093 2,953 1,283 $ 12,329 770 $ 39,779 $ 69,433 47,239 $ 22,194 6,364 $ 68,337 ======
LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
     Short-term bank borrowings
     Current maturities of long-term debt
     Accounts payable
     Accrued expenses
     Advance billings
     Billings in excess of costs and estimated earnings
                   Total Current Liabilities
Long-Term Pension Liabilities
Other Long-Term Liabilities
Contingencies
Shareholders' Investment:
     Common stock, par value $1 per share -- Authorized 20,000,000 shares -- Issued 1,360,775 shares at 3-31-2003 and 12-31-2002
     Preferred stock, par value $1 per share -- Authorized 1,000,000 shares -- No shares issued
     Paid-in surplus
     Retained earnings

     Less -- Treasury stock, 175,704 shares at 3-31-2003 and
                      12-31-2002, at cost
                 Deferred compensation
                 Accumulated other comprehensive loss

	$ 1,500 517 8,131 8,897 8,541 2,345 $ 29,931 9,335 1,486 $ 1,361 -- 4,858 31,868 $ 38,087 2,593 296 6,167 $ 29,031 $ 69,783 ======	$ 4,183 517 7,042 8,919 7,701 25 $ 28,387 9,328 1,605 $ 1,361 -- 4,858 31,860 $ 38,079 2,593 322 6,147 $ 29,017 $ 68,337 ======

The accompanying notes are an integral part of these consolidated condensed balance sheets.

-- 3 --

PAUL MUELLER COMPANY AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Dollars in Thousands Except Per Share Amounts) (Unaudited)

Three Months Ended March 31
2003	2002

Net Sales

Cost of Sales

          Gross Profit

Selling, General, and Administrative Expenses

                    Operating Income (Loss)

Other Income (Expense) --
          Interest income
          Interest expense
          Other, net

Income (Loss) before Income Taxes

Provision (Benefit) for Income Taxes

Income (Loss) before Equity in Income (Loss) of Joint Venture

Equity in Income (Loss) of Joint Venture

                    Net Income (Loss)

Earnings (Loss) per Common Share --
          Basic
          Diluted

$ 27,579 21,605 $ 5,974 5,008 $ 966 $ 9 (18) 192 $ 183 $ 1,149 439 $ 710 8 $ 718 ====== $ 0.61 $ 0.61	$ 18,597 15,561 $ 3,036 4,870 $ (1,834) $ 26 (2) 77 $ 101 $ (1,733) (622) $ (1,111) (2) $ (1,113) ====== $(0.95) $(0.95)

The accompanying notes are an integral part of these consolidated condensed statements.

-- 4 --

PAUL MUELLER COMPANY AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Dollars in Thousands) (Unaudited)

Three Months Ended March 31
2003	2002

Cash Flows from Operating Activities:
     Net income (loss)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Equity in (income) loss of joint venture
          Bad debt expense
          Depreciation and amortization
          Loss on sales of equipment
          Changes in assets and liabilities --
               (Increase) in accounts receivable
               Decrease in costs and estimated earnings in excess of billings
               (Increase) in inventories
               Decrease in prepayments
               Decrease in other assets
               Increase in accounts payable
               (Decrease) increase in accrued expenses
               Increase in advance billings
               Increase in billings in excess of costs and estimated earnings
               (Decrease) increase in long-term liabilities
                    Net Cash Provided by Operating Activities

Cash Flows (Requirements) from Investing Activities:
     Proceeds from maturities of investments
     Purchases of investments
     Proceeds from sales of equipment
     Additions to property, plant, and equipment
                    Net Cash (Required) by Investing Activities

Cash Flows (Requirements) from Financing Activities:
     Short-term bank borrowing
     Repayment of short-term borrowing
     Repayment of long-term debt
     Dividends paid
                    Net Cash (Required) by Financing Activities

Net (Decrease) in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Period

                    Cash and Cash Equivalents at End of Period

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for --
          Income taxes
          Interest

$ 718 (8) 156 920 4 (553) 924 (2,728) 62 31 1,089 (22) 840 2,320 (7) $ 3,746 $ -- -- 1 (850) $ (849) $ 1,300 (3,983) (104) (711) $ (3,498) $ (601) 702 $ 101 ====== $ 951 $ 13	$ (1,113) 2 81 758 1 (454) -- (2,829) 534 12 1,129 148 2,596 -- 569 $ 1,434 $ 1,000 (1,000) -- (769) $ (769) $ -- -- -- (708) $ (708) $ (43) 1,921 $ 1,878 ====== $ 28 $ --

The accompanying notes are an integral part of these consolidated condensed statements.

-- 5 --
PAUL MUELLER COMPANY AND SUBSIDIARIES NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS MARCH 31, 2003 AND 2002, AND DECEMBER 31, 2002 (Unaudited)
1.

The consolidated condensed financial statements include the accounts of Paul Mueller Company (Registrant) and its wholly owned subsidiaries, Mueller Transportation, Inc., and Mueller Field Operations, Inc. (Companies).  A summary of the significant accounting policies is included in Note 1 to the consolidated financial statements included in the Registrant's annual report on Form 10-K for the year ended December 31, 2002.

2.

Revenue from sales of fabricated products is recognized upon passage of title to the customer.  Passage of title may occur at the time of shipment from the Registrant's dock, at the time of delivery to the customer's location, or when projects are completed at the customer's location and accepted by the customer.  For large multi-unit projects that are fabricated in the plant, revenue is recognized under the units-of-delivery method, which is a modification of the percentage-of-completion method of accounting for contracts.  The units-of-delivery method recognizes as revenue the contract price of units completed and shipped or delivered to the customer (as determined by the contract) or completed and accepted by the customer at their location.  The applicable manufacturing cost of each unit is identified and charged to cost of sales as revenue is recognized.

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

Costs and estimated earnings on uncompleted contracts and related amounts billed as of March 31, 2003, and December 31, 2002, were as follows:

	March 31, 2003	December 31, 2002
Costs incurred on uncompleted contracts Estimated earnings Less -- Billings to date	$ 25,037,727 9,990,802 $ 35,028,529 35,302,360 $ (273,831) =========	$ 18,651,104 6,381,035 $ 25,032,139 22,062,207 $ 2,969,932 =========

-- 6 --
Amounts included in the accompanying Consolidated Condensed Balance Sheets at March 31, 2003, and December 31, 2002, under the following captions were:
	March 31, 2003	December 31, 2002
Costs and estimated earnings in excess of billings on uncompleted contracts Billings in excess of costs and estimated earnings on uncompleted contracts	$ 2,070,799 (2,344,630) $ (273,831) =========	$ 2,994,932 (25,000) $ 2,969,932 =========

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

Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time, interim LIFO determinations, including those at March 31, 2003, must necessarily be based on management's estimate of expected year-end inventory levels and costs.  Since estimates of future inventory levels and prices are subject to many factors beyond the control of management, interim financial results are subject to final year-end LIFO inventory amounts. Accordingly, LIFO inventory components reported for the period ended March 31, 2003, are estimates based on management's knowledge of the Registrant's production cycle, the costs associated with this cycle, and the sales and purchasing volume of the Registrant.

4.	The following table sets forth the computation of basic and diluted earnings (loss) per common share:
Three Months Ended March 31,
2003	2002

Net income (loss)

Shares for basic earnings per common share --
     Weighted average shares outstanding
Effect of restricted stock and stock options granted
Shares for diluted earnings per common share --
     Adjusted weighted average shares outstanding

Earnings (loss) per common share --
     Basic
     Diluted

$ 718,000 ========= 1,168,021 7,168 1,175,189 ========= $ 0.61 $ 0.61	$ (1,113,000) ========= 1,168,021 -- 1,168,021 ========= $(0.95) $(0.95)
5.

As of March 31, 2003, the Registrant had stock-based compensation plans for employees and nonemployee directors.  The Registrant accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.  No stock-based compensation cost has been reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grants.

-- 7 --

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Registrant had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee and nonemployee director compensation.

Quarter Ended March 31,
2003	2002

Net income (loss), as reported
Less: Stock-based compensation expense determined under
     fair-value-based method for all awards, net of related tax
Pro forma net income

Earnings (loss) per common share --
     Basic -- as reported
     Basic -- pro forma

     Diluted -- as reported
     Diluted -- pro forma

$ 718,000 14,000 $ 704,000 ========= $ 0.61 $ 0.60 $ 0.61 $ 0.60	$ (1,113,000) 10,000 $ (1,123,000) ========= $(0.95) $(0.96) $(0.95) $(0.96)
6.

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

Net sales and profitability for each segment for the three months ended March 31, 2003 and 2002, were as follows:

	Dairy Farm Equipment	Industrial Equipment	Field Fabrication	Other / Corporate	Intersegment Eliminations	Consolidated
Three Months Ended 3-31-03
Net sales Income (loss) before income tax	$ 2,833 $ (2)	$ 21,700 $ 763	$ 3,065 $ 214	$ 774 $ 174	$ (793) $ --	$ 27,579 $ 1,149
Three Months Ended 3-31-02
Net sales Income (loss) before income tax	$ 4,257 $ 382	$ 13,369 $ (1,925)	$ 424 $ (350)	$ 768 $ 160	$ (221) $ --	$ 18,597 $ (1,733)
7.

The Registrant reports comprehensive income (loss) and its components in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income."  Comprehensive income and its components, net of tax, are summarized below:

	Three Months Ended March 31,
	2003	2002
Net income (loss) Foreign currency translation adjustment, net of tax Total comprehensive income (loss)	$ 718,000 (19,000) $ 699,000 =========	$ (1,113,000) 8,000 $ (1,105,000) =========

-- 8 --
8.

The Registrant has a $7,000,000 bank borrowing facility that expires on May 31, 2004.  Borrowings under the facility incur interest at the LIBOR Daily Floating Rate plus 1.75%.  At March 31, 2003, $1,500,000 was outstanding under the facility.

The Registrant also has a $2,750,000 standby letter-of-credit facility; and as of March 31, 2003, there were standby letters of credit totaling $2,180,584 issued under the facility, with all set to expire within one year.

In addition, the Registrant has a long-term note outstanding as of March 31, 2003, in the principal amount of $1,042,500.  The note is repayable in quarterly installments with the final payment due August 2, 2005, and with a variable interest rate of the LIBOR Daily Floating Rate plus 1.75%.  The note is secured by equipment with a cost of $1,563,000.

9.

The Companies provide warranty reserves for product defects as they become known, as a significant portion of the Companies' sales are custom-fabricated products built to customer specifications.  Warranty claims tend to occur shortly after delivery of a project; and a provision for estimated warranty expense is made at the time of notification by the customer of a defect in material or workmanship.  Service department personnel handle all notifications from customers concerning warranty claims, prepare an estimate of the cost to repair or replace the defective item, and establish a reserve for each specific claim.  Warranty claim reserves are reviewed monthly; and reserves are adjusted to properly reflect the remaining estimated costs to complete the repair or replacement.

The following is a reconciliation of changes in the warranty reserve for the quarter ended March 31, 2003:

Beginning balance -- December 31, 2002 Costs incurred to satisfy warranty claims Aggregate warranty reserves made Aggregate changes to warranty reserves Ending balance -- March 31, 2003	$ 894,523 (378,279) 190,662 40,843 $ 747,749 =========

10.

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

-- 9 --

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

Safe Harbor For Forward-Looking Statements  --  This Management's Discussion and Analysis of Operating Results and Financial Condition contains certain statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact.  All statements regarding future performance, growth, sales and earnings projections, conditions, or developments are forward-looking statements.  Words such as "anticipates," "believes," "intends," "expects," "may," "will," "should," "could," "plans," "forecasts," "estimates," "predicts," "projects," "potential," "continue," "outlook," and similar expressions may be intended to identify forward-looking statements.

Actual future results may differ materially from those described in the forward-looking statements due to a variety of factors, including the fact that the economy generally, and the dairy farm equipment, industrial equipment and field-fabrication markets specifically, are all currently subject to uncertainty, making it difficult to determine if past experience is a good guide to the future.  A downturn in the Registrant's business segments could adversely affect the Registrant's revenues and results of operations.  Other factors affecting forward-looking statements, some of which are identified in the discussion relating to such forward-looking statements, include, but are not limited to, the following: specific economic conditions in the food, dairy, beverage, chemical, pharmaceutical, biotechnological, and other process industries, and the dairy farm equipment market and the impact of such conditions on the Registrant's customers in such markets; the cyclical nature of some of the Registrant's markets; milk prices, feed costs, weather conditions, dairy farm consolidation, and other factors affecting the profitability of dairy farmers; the price of stainless steel; the highly competitive nature of the markets for the Registrant's products, as well as pricing pressures that may result from such competitive conditions; business relationships with major customers and suppliers; the continued operation and viability of the Registrant's major customers; the Registrant's execution of internal performance plans; difficulties or delays in manufacturing; cost-reduction and productivity efforts; competing technologies and difficulties in entering new markets, both domestic and foreign; changes in product mix; future levels of indebtedness and capital spending; claims, including, without limitation, warranty claims, product liability claims, charges or dispute resolutions; ability of suppliers to provide materials as needed and the Registrant's ability to recover any price increases for materials and product pricing; the Registrant's ability to attract and retain key technical and other personnel; labor relations; the failure of customers to make timely payment; any inadequacy of the Registrant's intellectual property protection or the potential for third-party claims of infringement; global economic factors, including currency exchange rates; general economic conditions, including interest rates, the rate of inflation, and commercial and consumer confidence; energy prices; governmental laws and regulations affecting domestic and foreign operations, including tax obligations; changes in accounting standards; worldwide political stability; the effects of terrorist activities and resulting political or economic instability, including U.S. military action overseas; and the effect of acquisitions, divestitures, restructurings, product withdrawals, and other unusual events.

The Registrant cautions the reader that these lists of cautionary statements and risk factors may not be exhaustive. The Registrant expressly disclaims any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances.

-- 10 --

OPERATING RESULTS

Net income for the first quarter ended March 31, 2003, was $718,000 compared to a net loss of $1,113,000 for the first quarter of 2002.  The improved performance was primarily due to the increase in sales for the first quarter of 2003 versus the first quarter of 2002.

Net sales were $8,982,000 greater for the three months ended March 31, 2003, compared to the three months ended March 31, 2002.  The increase was attributable to higher sales in the Industrial Equipment segment and the Field Fabrication segment for the first three months of 2003 versus 2002, as the Dairy Farm Equipment segment had lower sales for the first quarter of 2003 compared to the first quarter of 2002.  The improvement in sales for the Industrial Equipment segment for the first three months of 2003 compared to 2002 was due to significantly higher sales in the BioPharm product line, as the backlog was 259% higher at the beginning of 2003 versus the beginning of 2002.  Revenues from two large module projects, scheduled for completion during the second half of 2003 and for which revenues are recognized under the percentage-of-completion method, were the primary reasons for the increase in sales.  The Field Fabrication segment recorded higher sales for the three months ended March 31, 2003, versus the same period of a year ago as a result of an improved backlog level at December 31, 2002, compared to the backlog at December 31, 2001.  Dairy Farm Equipment, on the other hand, recorded a decline in sales of $1,424,000, when comparing the first quarter of 2003 to the first quarter of 2002, that was the result of a 67% lower beginning backlog for 2003 versus 2002 and a 33% lower order entry level for the first quarter of 2003 compared to the first quarter of 2002. The lower order entry for the first quarter of 2003 occurred primarily in the domestic market and was the result of significantly lower milk prices paid to dairy farmers during the first quarter of 2003 versus 2002.  Sales to foreign markets for the Dairy Farm Equipment segment were flat when comparing the quarterly results.

The gross profit increased by $2,938,000 when comparing the first quarter of 2003 to the first quarter of 2002. The primary reasons for the increase were the significantly higher level of sales, coupled with an improvement in the gross margin rate, which is a measure of the variable profit margin.

Selling, general, and administrative expenses were $138,000 greater for the first quarter ended March 31, 2003, versus the first quarter of 2002, as expenditures were higher for personnel and travel, and provisions were higher for depreciation and potential bad debts.

Other income (expense) was $82,000 greater for the first quarter of 2003 versus the first quarter of 2002 due to royalty income and an increase in miscellaneous income items.

On a segment basis, the Dairy Farm Equipment segment recorded a loss before tax of $2,000 for the quarter ended March 31, 2003, compared to income before tax of $382,000 for the first quarter of 2002.  The change in results between periods was due primarily to the $1,424,000 reduction in sales volume for the reasons mentioned above. The Industrial Equipment segment recorded income before tax of $763,000 for the first quarter of 2003 compared to a loss before tax of $1,925,000 for the same period of a year ago.  The improved performance was due to the $8,331,000 increase in sales and a higher gross margin rate for the first quarter of 2003 compared to 2002. The two large module projects mentioned above, for which fabrication began during the third quarter of 2002, contributed significantly to the results of the Industrial Equipment segment for the first quarter of 2003.  The Field Fabrication segment recorded sales of $3,065,000 for the first quarter of 2003 compared to sales of only $424,000 for the first quarter of 2002.  The higher sales level was the sole reason for the improvement in results for the Field Fabrication segment, which included income before tax of $214,000 for the first quarter of 2003 compared to a loss before tax of $350,000 for the first quarter of 2002.

The effective tax rate for the periods presented varied from the statutory tax rate (34%) primarily due to state income taxes and nondeductible meals and entertainment expenses.

-- 11 --

Market risks relating to the Registrant's operations result primarily from changes in foreign-exchange rates and stainless steel prices.  The Registrant periodically enters into foreign-exchange forward or spot contracts to hedge its exposure to foreign-currency-denominated purchase transactions.  Forward contracts generally have durations of less than three months.  Foreign-currency-denominated purchases were $76,700 and $131,300 for the three months ended March 31, 2003 and 2002, respectively.  There were no foreign-exchange forward contracts outstanding at March 31, 2003 or 2002.  There was approximately $19,000 of foreign currencies held at March 31, 2003, and none held at March 31, 2002.  The risk of an increase in stainless steel prices, which can be significant to large Industrial Equipment and Field Fabrication segment projects that extend over several months, is managed by contracting for stainless steel at the time the project is obtained.

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

Looking to the balance of 2003, there are factors that could affect the results of operations.  The average price of milk paid to dairy farmers in the domestic market for the first three months of 2003 was approximately 16% lower than the average price paid for milk during the same period of 2002.  The average milk price is expected to remain low as long as milk production continues to increase.  Although feed costs are expected to remain favorable, continuation of low milk prices could have an adverse effect on order entry, sales, and profitability for the Dairy Farm Equipment segment.

The current economic conditions and the related depressed capital expenditure level in the United States are having an adverse effect on certain product lines within the Industrial Equipment segment.  For 2002, the Processing Equipment and Heat Transfer product lines, which are part of the Industrial Equipment segment, suffered a combined 23% decline in order entry from the prior year.  For the first quarter of 2003, combined order entry for Processing Equipment and Heat Transfer products was down approximately 2% from the first quarter of 2002. Also, pricing continues to be very competitive for the projects that are available within the Industrial Equipment segment.

The price of stainless steel has increased since the beginning of 2003 due to increased surcharges.  Surcharges, which are assessed at the time of shipment from the vendor, have been implemented due to the increase in and the volatility of the market prices of nickel, chromium, and molybdenum (materials used in the production of stainless steel).  The effect of surcharges on stainless steel prices may delay projects or reduce profitability if the increases cannot be passed along in the form of higher prices.  The effect of higher stainless steel prices also may require additional increases to the LIFO reserve.

In general, the Registrant's business is not subject to seasonal variation in demand for its products.  However, because orders for certain products can be large in terms of sales dollars, a small number of large orders can have a significant impact on the Registrant's sales in any one particular quarter.  As a result, a relatively small reduction or delay in the number of orders shipped or delivered, or the percentage of completion achieved can have a material effect on the Registrant's sales for any particular quarter.  Gross margins may vary from quarter to quarter due to the variations in the profitability of large orders, as well as the mix of the various products manufactured or fabricated by the Registrant.  Accordingly, the results of operations for the Registrant for any one particular quarter are not necessarily indicative of the results that may be expected for any subsequent quarter of the calendar year.

-- 12 --

Consolidated backlog totaled $58,695,000 at March 31, 2003, compared to $35,943,000 at March 31, 2002.  The backlog for the Industrial Equipment segment (exclusive of shop work for the Field Fabrication segment) was $53,307,000 and $30,819,000 at March 31, 2003 and 2002, respectively.  The backlog for the Dairy Farm Equipment segment was $1,805,000 and $4,110,000 at March 31, 2003 and 2002, respectively.  The Field Fabrication segment backlog was $3,583,000 at March 31, 2003, versus $1,014,000 at March 31, 2002.  The increase in the Industrial Equipment segment backlog was almost exclusively due to the BioPharm product line, which consists of pure-water/pure-steam generating equipment, tanks and vessels, and modular systems for the pharmaceutical and biotechnology industries.  Approximately 96% of the March 31, 2003, consolidated backlog will be recognized as sales over the next 12 months.

The level of backlog at any particular point in time is not necessarily indicative of the future operating performance of the Registrant in the following quarter due to the long manufacturing or fabrication cycles for some projects.  Orders in backlog are subject to delays in completion and/or holds at the request of the customer, and this could have a significant impact on sales and quarterly results.

FINANCIAL CONDITION

The consolidated financial condition and the liquidity of the Registrant as of March 31, 2003, have not changed significantly since December 31, 2002.  There were no significant commitments for capital expenditures as of March 31, 2003.

Net cash provided by operating activities for the three months ended March 31, 2003, was higher than net cash provided by operating activities for the three months ended March 31, 2002, due to improved results (a net loss of $1,113,000 for the first quarter of 2002 compared to net income of $718,000 for the first quarter of 2003) and an increase in billings in excess of costs and estimated earnings.

The Registrant has a $7,000,000 bank borrowing facility that expires on May 31, 2004; and there was $1,500,000 borrowed under the facility at March 31, 2003.  Additionally, the Registrant has a facility of $2,750,000 to support standby letters of credit.  As of March 31, 2003, there was $2,180,584 of standby letters of credit issued and outstanding under the facility, and all are set to expire within one year.  The Registrant also has a $1,042,500 note outstanding (repayable in quarterly installments of $104,250 through August 2, 2005) that is secured by equipment.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Certain information concerning market risk is set forth in Item 2 on page 12 and is incorporated herein by reference.  Other disclosure requirements are not submitted because they are not applicable or they are not material.

-- 13 --

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

-- 14 --
PART II -- OTHER INFORMATION
Item 6.	Exhibits and reports on Form 8-K.
a.	Exhibits
	Exhibit Number ----------	Exhibit -------------------------------------------------------------------------------------------	Sequentially Numbered Page ---------------
(10)

The Paul Mueller Company Noncontract Employees Retirement Plan, amended and restated effective January 1, 2000, and adopted by the Board of Directors of the Registrant on January 27, 2000, was attached as Exhibit (10) on page 36 of the Registrant's Form 10-K for the year ended December 31, 1999, and is incorporated herein by reference.  Amendment Number One, adopted by the Board of Directors on January 30, 2003, was attached as Exhibit (10) on page 43 of the Registrant's Form 10-K for the year ended December 31, 2002, and is incorporated herein by reference.  Amendment Number Two was adopted by the Executive Committee of the Board of Directors on March 24, 2003, and was executed on April 2, 2003

18
b.	Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended March 31, 2003.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
DATE: May 12, 2003	PAUL MUELLER COMPANY /S/ DONALD E. GOLIK Donald E. Golik, Senior Vice President and Chief Financial Officer

-- 15 --
CERTIFICATION
I, Daniel C. Manna, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Paul Mueller Company;
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

DATE: May 12, 2003	/S/ DANIEL C. MANNA Donald E. Golik, Senior Vice President and Chief Financial Officer

-- 16 --
CERTIFICATION
I, Donald E. Golik, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Paul Mueller Company;
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

DATE: May 12, 2003	/S/ DONALD E. GOLIK Donald E. Golik, Senior Vice President and Chief Financial Officer

-- 17 --