Form 10-Q
period 2003-06-30
MUELLER PAUL CO
filed 2003-08-08
CIK 68726

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 ___________________________________________ FORM 10-Q
(Mark One)
[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended JUNE 30, 2003, or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ______________________ to ______________________.
Commission File Number: 0-4791
PAUL MUELLER COMPANY (exact name of registrant as specified in its charter)
MISSOURI (state or other jurisdiction of incorporation or organization)	44-0520907 (I.R.S. employer identification no.)
1600 W. PHELPS ST., SPRINGFIELD, MISSOURI (address of principal executive offices)	65802 (zip code)
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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  [   ]      No  [X]

Indicate the number of shares outstanding of the issuer's Common Stock as of August 8, 2003:  1,193,771

----------------------------------------------------------------------------------------------------------------------
PART I	--	FINANCIAL INFORMATION

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

----------------------------------------------------------------------------------------------------------------------

PAUL MUELLER COMPANY AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (Dollars in Thousands) (Unaudited)

ASSETS	June 30, 2003	Dec. 31, 2002

Current Assets
     Cash and cash equivalents
     Accounts receivable, less reserve of $950 at 6-30-2003,
           and $933 at 12-31-2002, for doubtful accounts
     Costs and estimated earnings in excess of billings
     Inventories --
           Raw materials and components
           Work-in-process
           Finished goods

     Prepayments
                   Total Current Assets

Property, Plant & Equipment
     Less -- Accumulated depreciation
                   Net Property, Plant & Equipment
Other Assets

	$ 350 21,818 2,530 $ 11,288 6,176 3,319 $ 20,783 1,015 $ 46,496 $ 70,821 48,637 $ 22,184 6,378 $ 75,058 ======	$ 702 22,983 2,995 $ 8,093 2,953 1,283 $ 12,329 770 $ 39,779 $ 69,433 47,239 $ 22,194 6,364 $ 68,337 ======
LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
     Short-term bank borrowings
     Current maturities of long-term debt
     Accounts payable
     Accrued expenses
     Advance billings
     Billings in excess of costs and estimated earnings
                   Total Current Liabilities
Long-Term Pension Liabilities
Other Long-Term Liabilities
Contingencies
Shareholders' Investment:
     Common stock, par value $1 per share -- Authorized 20,000,000 shares -- Issued 1,369,475 shares at 6-30-2003 and
           1,360,775 shares at 12-31-2002
     Preferred stock, par value $1 per share -- Authorized 1,000,000 shares -- No shares issued
     Paid-in surplus
     Retained earnings

     Less -- Treasury stock, 175,704 shares at 6-30-2003 and
                      175,704 shares at 12-31-2002, at cost
                 Deferred compensation
                 Accumulated other comprehensive loss

	$ 5,250 517 7,796 9,456 10,812 617 $ 34,448 9,914 1,345 $ 1,369 -- 5,155 32,135 $ 38,659 2,593 564 6,151 $ 29,351 $ 75,058 ======	$ 4,183 517 7,042 8,919 7,701 25 $ 28,387 9,328 1,605 $ 1,361 -- 4,858 31,860 $ 38,079 2,593 322 6,147 $ 29,017 $ 68,337 ======

The accompanying notes are an integral part of these consolidated condensed balance sheets.

----------------------------------------------------------------------------------------------------------------------

PAUL MUELLER COMPANY AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Dollars in Thousands Except Per Share Amounts) (Unaudited)

Three Months Ended June 30,		Six Months Ended June 30,
2003	2002	2003	2002

Net Sales

Cost of Sales

          Gross Profit

Selling, General, & Administrative Expenses

                    Operating Income (Loss)

Other Income (Expense) --
          Interest income
          Interest expense
          Other, net

Income (Loss) before Income Taxes

Provision (Benefit) for Income Taxes

Income (Loss) before Equity in
     Income (Loss) of Joint Venture

Equity in Income (Loss) of Joint Venture

                    Net Income (Loss)

Earnings (Loss) per Common Share --
          Basic
          Diluted

$ 29,961 23,392 $ 6,569 5,015 $ 1,554 $ 9 (17) 47 $ 39 $ 1,593 599 $ 994 (10) $ 984 ====== $ 0.84 $ 0.83	$ 22,514 17,914 $ 4,600 4,994 $ (394) $ 18 (2) 82 $ 98 $ (296) (84) $ (212) (13) $ (225) ====== $(0.20) $(0.20)	$ 57,540 44,997 $ 12,543 10,023 $ 2,520 $ 18 (36) 240 $ 222 $ 2,742 1,038 $ 1,704 (2) $ 1,702 ====== $ 1.46 $ 1.45	$ 41,111 33,475 $ 7,636 9,864 $ (2,228) $ 45 (4) 158 $ 199 $ (2,029) (706) (1,323) (15) $ (1,338) ====== $(1.15) $(1.15)

The accompanying notes are an integral part of these consolidated condensed statements.

----------------------------------------------------------------------------------------------------------------------

PAUL MUELLER COMPANY AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Dollars in Thousands) (Unaudited)

Six Months Ended June 30,
2003	2002

Cash Flows from Operating Activities:
     Net income (loss)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Equity in loss of joint venture
          Bad debt expense
          Depreciation and amortization
          (Gain) Loss on sales of equipment
          Changes in assets and liabilities --
               Decrease (increase) in accounts receivable
               Decrease in costs and estimated earnings
                    in excess of billings
               (Increase) in inventories
               (Increase) decrease in prepayments
               (Increase) decrease in other assets
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
     Short-term bank borrowing, net
     Repayment of long-term debt
     Dividends paid
                    Net Cash (Required) by Financing Activities

Net (Decrease) in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Period

                    Cash and Cash Equivalents at End of Period

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for --
          Income taxes
          Interest

$ 1,702 2 174 1,928 (2) 991 465 (8,464) (245) (10) 754 537 3,111 592 535 $ 2,070 $ -- -- 10 (1,863) $ (1,853) $ 1,067 (209) (1,427) $ (569) $ (352) 702 $ 350 ======= $ 1,479 $ 30	$ (1,338) 15 93 1,548 1 (6,664) -- (9,551) 98 20 3,950 503 13,595 -- 675 $ 2,945 $ 1,000 (1,000) 1 (1,807) $ (1,806) $ -- -- (1,419) $ (1,419) $ (280) 1,921 $ 1,641 ======= $ 28 $ 8

The accompanying notes are an integral part of these consolidated condensed statements.

----------------------------------------------------------------------------------------------------------------------
PAUL MUELLER COMPANY AND SUBSIDIARIES NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS JUNE 30, 2003 AND 2002, AND DECEMBER 31, 2002 (Unaudited)
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

Costs and estimated earnings on uncompleted contracts and related amounts billed as of June 30, 2003, and December 31, 2002, were as follows:

	June 30, 2003	December 31, 2002
Costs incurred on uncompleted contracts Estimated earnings Less -- Billings to date	$ 34,799,335 13,382,200 $ 48,181,535 46,268,316 $ 1,913,219 =========	$ 18,651,104 6,381,035 $ 25,032,139 22,062,207 $ 2,969,932 =========

----------------------------------------------------------------------------------------------------------------------
Amounts included in the accompanying Consolidated Condensed Balance Sheets at June 30, 2003, and December 31, 2002, under the following captions were:

	June 30, 2003	December 31, 2002
Costs and estimated earnings in excess of billings on uncompleted contracts Billings in excess of costs and estimated earnings on uncompleted contracts	$ 2,530,172 (616,953) $ 1,913,219 =========	$ 2,994,932 (25,000) $ 2,969,932 =========

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

Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time, interim LIFO determinations, including those at June 30, 2003, must necessarily be based on management's estimate of expected year-end inventory levels and costs.  Since estimates of future inventory levels and prices are subject to many factors beyond the control of management, interim financial results are subject to final year-end LIFO inventory amounts.  Accordingly, LIFO inventory components reported for the period ended June 30, 2003, are estimates based on management's knowledge of the Registrant's production cycle, the costs associated with this cycle, and the sales and purchasing volume of the Registrant.

4.	The following table sets forth the computation of basic and diluted earnings (loss) per common share:
Three Months Ended June 30,		Six Months Ended June 30,
2003	2002	2003	2002

Net income (loss)

Shares for basic earnings per common share --
   Weighted average shares outstanding
Effect of restricted stock and stock
   options granted
Shares for diluted earnings per common share --
   Adjusted weighted average
      shares outstanding

Earnings (loss) per common share --
    Basic
    Diluted

$ 984,000 ========= 1,168,021 10,656 1,178,677 ========= $ 0.84 $ 0.83	$ (225,000) ========= 1,168,021 -- 1,168,021 ========= $(0.20) $(0.20)	$ 1,702,000 ========= 1,168,021 8,912 1,176,933 ========= $ 1.46 $ 1.45	$ (1,338,000) ========= 1,168,021 -- 1,168,021 ========= $(1.15) $(1.15)
5.

As of June 30, 2003, the Registrant had stock-based compensation plans for employees and nonemployee directors.  The Registrant accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.  No stock-based compensation cost has been reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grants.

----------------------------------------------------------------------------------------------------------------------

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Registrant had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee and nonemployee director compensation.

Three Months Ended June 30,		Six Months Ended June 30,
2003	2002	2003	2002

Net income (loss), as reported
Less: Stock-based compensation expense determined
          under fair-value-based method for all awards,
          net of related tax
Pro forma net income

Earnings (loss) per common share --
     Basic -- as reported
     Basic -- pro forma

     Diluted -- as reported
     Diluted -- pro forma

$ 984,000 17,000 $ 967,000 ======== $ 0.84 $ 0.83 $ 0.83 $ 0.82	$ (225,000) 13,000 $ (238,000) ======== $(0.20) $(0.20) $(0.20) $(0.20)	$ 1,702,000 30,000 $ 1,672,000 ======== $ 1.46 $ 1.43 $ 1.45 $ 1.42	$(1,338,000) 24,000 $(1,362,000) ======== $(1.15) $(1.17) $(1.15) $(1.17)
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

Net sales and profitability for each segment for the three months and six months ended June 30, 2003 and 2002, were as follows:

	Dairy Farm Equipment	Industrial Equipment	Field Fabrication	Other Corporate	Intersegment Eliminations	Consolidated
Three Months Ended 6-30-03
Net sales Income before income tax	$ 3,884 $ 317	$22,850 $ 963	$ 2,872 $ 187	$ 807 $ 126	$ (452) $ --	$29,961 $ 1,593
Three Months Ended 6-30-02
Net sales Income (loss) before income tax	$ 6,062 $ 1,325	$14,125 $(1,713)	$ 1,918 $ (68)	$ 886 $ 160	$ (477) $ --	$22,514 $ (296)
Six Months Ended 6-30-03
Net sales Income before income tax	$ 6,717 $ 315	$44,550 $ 1,726	$ 5,937 $ 401	$ 1,581 $ 300	$ (1,245) $ --	$57,540 $ 2,742
Six Months Ended 6-30-02
Net sales Income (loss) before income tax	$10,319 $ 1,707	$27,494 $(3,638)	$ 2,342 $ (418)	$ 1,654 $ 320	$ (698) $ --	$41,111 $(2,029)
7.

The Registrant reports comprehensive income (loss) and its components in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income."  Comprehensive income and its components, net of tax, are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss) Foreign currency translation adjustment, net of tax Total comprehensive income (loss)	$ 984,000 15,000 $ 999,000 =========	$ (225,000) (53,000) $ (278,000) =========	$ 1,702,000 (4,000) $ 1,698,000 =========	$(1,338,000) (45,000) $(1,383,000) =========

----------------------------------------------------------------------------------------------------------------------
8.

The Registrant has a $7,000,000 bank borrowing facility that expires on May 31, 2004.  Borrowings under the facility incur interest at the LIBOR Daily Floating Rate plus 1.75%.  At June 30, 2003, $5,250,000 was outstanding under the facility.

The Registrant also has a $2,750,000 standby letter-of-credit facility; and as of June 30, 2003, there were standby letters of credit totaling $2,406,684 issued under the facility, with all to expire within one year.

In addition, the Registrant has a long-term note outstanding as of June 30, 2003, in the principal amount of $938,250.  The note is repayable in quarterly installments of $104,250 with the final payment due August 2, 2005, and with a variable interest rate of the LIBOR Daily Floating Rate plus 1.75%.  The note is secured by equipment with a cost of $1,563,000.

9.

The Companies provide warranty reserves for product defects as they become known, as a significant portion of the Companies' sales are custom-fabricated products built to customer specifications.  Warranty claims tend to occur shortly after delivery of a project; and a provision for estimated warranty expense is made at the time of notification by the customer of a defect in material or workmanship.  Service department personnel handle all notifications from customers concerning warranty claims, prepare an estimate of the cost to repair or replace the defective item, and establish a reserve for each specific claim.  Warranty claim reserves are reviewed monthly; and reserves are adjusted to reflect properly the remaining estimated costs to complete the repair or replacement.

The following is a reconciliation of changes in the warranty reserve for the quarter ended June 30, 2003:

Beginning balance -- December 31, 2002 Costs incurred to satisfy warranty claims Aggregate warranty reserves made Aggregate changes to warranty reserves Ending balance -- June 30, 2003	$ 894,523 (587,152) 349,829 125,710 $ 782,910 =========

10.

A lawsuit was filed in May 2002 against the Registrant alleging breach-of-contract/breach-of-express-warranty in connection with the sale of a heat exchanger in October 2000.  The Plaintiff alleges in the suit that it has suffered direct, consequential, and incidental damages in excess of $3,100,000.  The suit is in the discovery stage, and it is not feasible to determine the likelihood of an unfavorable outcome or the amount of the potential liability, if any.  Management intends to vigorously defend the lawsuit.

The Registrant and its subsidiaries are involved in other legal proceedings incident to the conduct of their business.  It is management's opinion that none of these matters will have a material adverse effect on the consolidated financial position, results of operations, or cash flows.

----------------------------------------------------------------------------------------------------------------------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATION

PAUL MUELLER COMPANY AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATING RESULTS AND FINANCIAL CONDITION

The following is Management's discussion and analysis of the significant factors that have affected the results and financial condition reflected in the Registrant's accompanying Consolidated Condensed Financial Statements.

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

----------------------------------------------------------------------------------------------------------------------

OPERATING RESULTS

Net income for the three months ended June 30, 2003, was $984,000 compared to a loss of $225,000 for the comparable period of the prior year.  The improvement in results was primarily due to higher sales during the second quarter of 2003 versus the second quarter of 2002.

Net sales for the quarter ended June 30, 2003, were $7,447,000 greater than the same period of the prior year.  Net sales were higher for the Industrial Equipment segment and the Field Fabrication segment, while the Dairy Farm Equipment segment recorded lower sales.  The improvement in Industrial Equipment segment sales for the second quarter of 2003 versus the second quarter of 2002 was due solely to the BioPharm product line, as the backlog was 191% higher at March 31, 2003, compared to March 31, 2002.  Revenue from large module projects, which is recognized by using the percentage-of-completion method of accounting, was the primary reason for the increase in sales.  For the other product lines within the Industrial Equipment segment, sales were lower for the second quarter of 2003 versus the second quarter of 2002 due to a lower backlog at March 31, 2003, versus March 31, 2002, and below budget order entry during the first half of 2003.  The increase in sales of the Field Fabrication segment was primarily the result of the backlog at March 31, 2003, that was $2,569,000 higher than the same date of a year ago.  The Dairy Farm Equipment segment experienced a 36% decline in sales for the second quarter of 2003 versus the second quarter of 2002.  The decline in sales was solely within the domestic market, as the average milk price paid to dairy farmers during the second quarter of 2003 was 9% less than the average milk price paid to dairy farmers during the second quarter of 2002.  Additionally, the Dairy Farm Equipment backlog at March 31, 2003, was $1,805,000 versus $4,110,000 at March 31, 2002.  Export sales of Dairy Farm Equipment for the second quarter of 2003 were comparable to the second quarter of 2002.

The gross profit rate for the second quarter of 2003 was 21.9% compared to a gross profit rate for the second quarter of 2002 of 20.4%.  The improvement in the gross profit rate was due to the higher sales volume coupled with a higher gross margin rate, which is a measure of the variable profit margin.

Selling, general, and administrative expense was comparable for the second quarter of 2003 versus the second quarter of 2002.

Other income was lower for the second quarter of 2003 versus the second quarter of 2002, as interest expense was greater during 2003 and interest income was lower, both as a result of an increased level of borrowing.  Other, net was lower for the second quarter of 2003 compared to the second quarter of 2002, as miscellaneous income was lower during 2003.

On a segment basis, the Dairy Farm Equipment segment income before tax was $317,000 for the quarter ended June 30, 2003, compared to income before tax of $1,325,000 for the three months ended June 30, 2002.  The change in results between periods was due solely to the 36% decline in sales volume for the reasons discussed above.  The Industrial Equipment segment recorded income before tax of $963,000 for the second quarter of 2003 compared to a loss before income tax of $1,713,000 for the second quarter of 2002.  The improved performance was due to an increase in net sales of $8,725,000 and a higher gross margin rate for the second quarter of 2003 compared to the second quarter of 2002.  The module projects mentioned above contributed significantly to the improved results for the Industrial Equipment segment for the second quarter of 2003.  The Field Fabrication segment's income before tax was $187,000 for the second quarter of 2003 compared to a loss before income tax of $68,000 for the second quarter of 2002, as the backlog was $3,583,000 at March 31, 2003, and $1,014,000 at March 31, 2002.

The effective tax rate for the second quarter of 2003 and the second quarter of 2002 varied from the statutory tax rate (34%) due primarily to the effect of state income taxes and the nondeductible portion of meals and entertainment expenses.

Net income for the six months ended June 30, 2003, was $1,702,000 compared to a net loss of $1,338,000 for the six months ended June 30, 2002.  The primary factor contributing to the improved performance was an increase in sales of $16,429,000 when comparing the first six months of 2003 to the first six months of 2002.

----------------------------------------------------------------------------------------------------------------------

Higher net sales were recorded during the first six months of 2003 compared to the first six months of 2002 for the Industrial Equipment segment and the Field Fabrication segment, while the Dairy Farm Equipment segment experienced a decline in sales.  The increase in sales in the Industrial Equipment segment was due solely to the BioPharm product line, as sales of modular projects contributed significantly to the increase in sales for the segment.  The other product lines within the Industrial Equipment segment experienced a decrease in sales when comparing the first six months of 2003 to the first six months of 2002.  Lower backlogs for these product lines at the beginning of 2003 compared to the beginning of 2002 and below budget order entry during the first six months of 2003 contributed to lower sales.  Sales for the Field Fabrication segment were $5,937,000 for the first six months of 2003 compared to $2,342,000 for the first six months of 2002.  The improvement in sales was directly related to the higher backlog at December 31, 2002, versus the backlog at December 31, 2001.  Sales of Dairy Farm Equipment were $6,717,000 for the six months ended June 30, 2003, compared to $10,319,000 for the six months ended June 30, 2002.  The significant decline in sales related to a backlog that was 67% lower at December 31, 2002, compared to the backlog at December 31, 2001, and a 31% decrease in order entry during the first six months of 2003 compared to the first six months of 2002, as the average milk price paid to farmers was 13% less during the first half of 2003 compared to the same period during 2002.

Gross profit improved by $4,907,000 for the first six months of 2003 compared to the first six months of 2002.  The improvement in the gross profit was due to the increase in sales coupled with improvement in the gross margin rate.

Selling, general, and administrative expense increased by $159,000 for the six months ended June 30, 2003, versus the six months ended June 30, 2002.  Higher expense levels were recorded for personnel costs, trade shows, depreciation, insurance, and potential uncollectible accounts.

The variance in interest income and interest expense for the first half of 2003 versus the comparable period of last year was due to the increased level of borrowing.  Other, net increased by $82,000 for the first six months of 2003 compared to the first six months of 2002 primarily due to higher miscellaneous income and royalties.

On a segment basis, income before tax was $315,000 for Dairy Farm Equipment for the first six months of 2003 compared to income before tax of $1,707,000 for the six months ended June 30, 2002.  The lower level of income is directly related to a 35% reduction in sales for the comparable periods.  The Industrial Equipment segment recorded income before tax of $1,726,000 for the first half of 2003 compared to a loss before tax of $3,638,000 for the first half of 2002.  The improvement in performance was due to the $17,056,000 increase in sales coupled with an increase in the gross margin rate.  As mentioned above, module projects contributed significantly to the increase in sales volume.  The Field Fabrication segment recorded income before tax of $401,000 for the first six months of 2003 compared to a loss of $418,000 before tax for the six months ended June 30, 2002.  The improvement in performance directly related to an improvement in sales of $3,595,000.

The effective tax rate for the six months ended June 30, 2002 and 2003, varied from the statutory tax rate (34%) due primarily to the effect of state income taxes and the nondeductible portion of meals and entertainment expenses.

Market risks relating to the Registrant's operations result primarily from changes in interest rates, foreign-exchange rates, and stainless steel prices.  The Registrant is exposed to interest rate risk primarily through borrowing activities.  The strategy for managing risk associated with fluctuating interest rates is to minimize short-term borrowing and to evaluate carefully the risk and benefits of long-term debt.  The Registrant periodically enters into foreign-exchange forward or spot contracts to hedge the exposure to foreign-currency-denominated purchase transactions.  Forward contracts generally have durations of less than three months.  Foreign-currency-denominated purchases were $233,000 and $739,000 for the six months ended June 30, 2003 and 2002, respectively.  There were no foreign-exchange forward contracts outstanding at June 30, 2003 and 2002.  There was approximately $114,000 of foreign currency held at June 30, 2003, and none held at June 30, 2002.  The risk of an increase in stainless steel prices, which can be significant to large Industrial Equipment and Field Fabrication segment projects that extend over several months, is managed by contracting for stainless steel at the time a major project is obtained.

----------------------------------------------------------------------------------------------------------------------

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

Looking to the balance of 2003, there are factors that could affect the results of operations.  The average price of milk paid to dairy farmers in the domestic market for the first six months of 2003 was 13% lower than the average price paid for milk during the same period of 2002.  The average price of milk is expected to increase somewhat during the coming months, but prices will remain below historical milk price levels.

Current economic conditions, which have contributed to a low level of industrial plant utilization, and the related depressed capital expenditure level in the United States have had an adverse effect on order entry for the Industrial Equipment segment.  For the first six months of 2003, new orders for the Industrial Equipment segment were down 25% compared to the comparable period of 2002.  A continuing low rate of capital expenditures may have an adverse effect on order entry, sales, and profitability for the Industrial Equipment segment for the balance of the year.  Also, as a result of the low level of capital expenditures, pricing continues to be very competitive for the projects that are available within the Industrial Equipment segment.  The aggressive pricing environment may adversely affect the number of projects that can be obtained and the profitability of the projects that are obtained.

The price of stainless steel has increased since the beginning of 2003 due to increased surcharges.  Surcharges, which are assessed at the time of shipment from the vendor, have been implemented due to the increase in and the volatility of the market prices of nickel, chromium, and molybdenum (materials used in the production of stainless steel).  The effect of surcharges on stainless steel prices may delay projects or reduce profitability if the increases cannot be passed along in the form of higher prices.  The effect of higher stainless steel prices may also adversely affect the results of operations, as the profitability of individual orders may suffer and additional increases may be required to the LIFO reserve.

In general, the Registrant's business is not subject to seasonal variation in demand for its products.  However, because orders for certain products can be large in terms of sales dollars, a small number of large orders can have a significant impact on the Registrant's sales in any one particular quarter.  As a result, a relatively small reduction or delay in the number of orders shipped or delivered or the percentage of completion achieved can have a material effect on the Registrant's sales for any particular quarter.  Gross margins may vary from quarter to quarter due to the variations in the profitability of large orders, as well as the mix of the various products manufactured or fabricated by the Registrant.  Accordingly, the results of operations for the Registrant for any one particular quarter are not necessarily indicative of the results that may be expected for any subsequent quarter of the calendar year.

Consolidated new orders for the first six months of 2003 were 37% lower than for the first six months of 2002 for the reasons covered above.  With a high level of shipments ($130,587,000) during the twelve months ended June 30, 2003, the backlog has declined.  The consolidated backlog totaled $54,527,000 at June 30, 2003, compared to $77,061,000 at June 30, 2002.  The backlog for the Industrial Equipment segment (exclusive of shop work for the Field Fabrication segment) was $51,348,000 and $57,835,000 at June 30, 2003 and 2002, respectively.  The backlog for the Dairy Farm Equipment segment was $2,190,000 and $4,053,000 at June 30, 2003 and 2002, respectively.  The Field Fabrication segment backlog was $989,000 at June 30, 2003, versus $15,173,000 at June 30, 2002.  Approximately 91% of the June 30, 2003, consolidated backlog is scheduled to be completed and recognized as sales over the next twelve months.

The level of backlog at any particular point in time is not necessarily indicative of the future operating performance of the Registrant in the following quarter due to the long manufacturing or fabrication cycles for some projects.  Orders in backlog are subject to delays in completion and/or delays by customers, and this could have a significant impact on sales and quarterly results.

----------------------------------------------------------------------------------------------------------------------

FINANCIAL CONDITION

The consolidated financial condition and the liquidity of the Registrant as of June 30, 2003, have not changed significantly since December 31, 2002.  There were no major commitments for capital expenditures as of June 30, 2003.

The Registrant has a $7,000,000 bank borrowing facility that expires on May 31, 2004; and $5,250,000 was borrowed under the facility as of June 30, 2003.  Additionally, the Registrant has a facility of $2,750,000 to support standby letters of credit.  As of June 30, 2003, there was $2,406,684 of standby letters of credit issued and outstanding under the facility; and all are to expire within one year.  The Registrant also has a $938,250 note outstanding (repayable in quarterly installments of $104,250 through August 2, 2005) that is secured by equipment.

In January 2003, Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46).  The interpretation provides guidance on the identification of variable interest entities (VIEs) and clarifies when a company is determined to be a "primary beneficiary" and required to consolidate in its financial statements the assets, liabilities, and activities of a VIE.  In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures.  FIN 46 is effective immediately for all new VIEs created after January 31, 2003.  For VIEs created before February 1, 2003, the consolidation provisions of FIN 46 must be applied in the first interim or annual reporting period beginning after June 15, 2003.  The disclosure provisions of FIN 46 apply to financial statements issued after January 31, 2003, regardless of when the VIE was established.  The Company has determined that adoption of this Interpretation did not and will not have a material effect on its financial statements and disclosure.

NONAUDIT SERVICES OF INDEPENDENT AUDITORS -- Pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for disclosing to investors the nonaudit services approved by our Audit Committee to be performed by KPMG LLP, our independent auditors.  Nonaudit services are defined in the law as services other than those provided in connection with an audit or review of the financial statements of the Registrant.  The Audit Committee approved nonaudit (a) tax compliance services in connection with preparation of the Registrant's tax returns, (b) research and consultation on various federal, state, and local tax issues, and (c) services to assist in documentation of accounting processes and procedures during the six months ended June 30, 2003.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Certain information concerning market risk is set forth in Item 2 on page 12 and is incorporated herein by reference.  Other disclosure requirements are not submitted because they were not applicable or they were not material.

ITEM 4.   CONTROLS AND PROCEDURES

The Registrant carried out an evaluation, under the supervision and with the participation of the Registrant's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures as of June 30, 2003 (the evaluation date).  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the evaluation date, the Registrant's disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating to the Registrant required to be included in the Registrant's reports filed or submitted under the Exchange Act.  There have been no significant changes in the Registrant's internal control over financial reporting during the Registrant's quarter ended June 30, 2003, which has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

----------------------------------------------------------------------------------------------------------------------
PART II -- OTHER INFORMATION
Item 4.	Submission of matters to a vote of security holders.
a.	The annual meeting of shareholders of the Registrant was held on May 5, 2003. At the meeting, the following matters were submitted to a vote of the shareholders:
1)	Election of Directors --
The following nominees were elected to the Board of Directors of Paul Mueller Company and received the number of votes opposite their respective names.

Name	For	Withheld
William L. Fuerst Daniel C. Manna Paul Mueller	1,044,405 1,043,495 1,052,605	9,250 10,160 1,050

Directors not up for election but continuing after the annual meeting of shareholders were:

Donald E. Golik W. Curtis Graff David T. Moore	William R. Patterson Melvin J. Volmert

2)

A proposal by the Sheet Metal Workers Local 208 to amend the Bylaws and the Articles of Incorporation as to Corporate spending on proxy solicitation and equal access to the Registrant's proxy statement and proxy card.

The Registrant's Board of Directors recommended a vote against the proposal, and the proposal was defeated. Votes cast were as follows:

Votes for Votes against Abstain Broker non-votes	62,357 854,325 8,809 128,164

Item 6.	Exhibits and reports on Form 8-K.
a.	Exhibits	-- None
b.

Reports on Form 8-K -- A Form 8-K for the Registrant's first quarter earnings release was filed on April 23, 2003, and is incorporated herein by reference.  No other Form 8-Ks have been filed during the three months ended June 30, 2003.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: August 8, 2003	PAUL MUELLER COMPANY /S/ DONALD E. GOLIK Donald E. Golik, Senior Vice President and Chief Financial Officer

----------------------------------------------------------------------------------------------------------------------
CERTIFICATION
I, Daniel C. Manna, certify that:
1.	I have reviewed this Form 10-Q of Paul Mueller Company;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4.

The Registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures [as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)] for the Registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5.

The Registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the Audit Committee of the Registrant's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize, and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

DATE: August 8, 2003	/S/ DANIEL C. MANNA Daniel C. Manna, President and Chief Executive Officer

----------------------------------------------------------------------------------------------------------------------
CERTIFICATION
I, Donald E. Golik, certify that:
1.	I have reviewed this Form 10-Q of Paul Mueller Company;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4.

The Registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures [as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)] for the Registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5.

The Registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the Audit Committee of the Registrant's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize, and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.
DATE: August 8, 2003	/S/ DONALD E. GOLIK Donald E. Golik, Senior Vice President and Chief Financial Officer

----------------------------------------------------------------------------------------------------------------------