Form 10-Q
period 2003-09-30
MUELLER PAUL CO
filed 2003-11-12
CIK 68726

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 ___________________________________________ FORM 10-Q
(Mark One)

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended SEPTEMBER 30, 2003, or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ______________________ to ______________________.

Commission File Number: 0-4791
PAUL MUELLER COMPANY (exact name of registrant as specified in its charter)
MISSOURI (state or other jurisdiction of incorporation or organization)	44-0520907 (I.R.S. employer identification no.)
1600 W. PHELPS ST., SPRINGFIELD, MISSOURI (address of principal executive offices)	65802 (zip code)

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  [   ]      No  [X]

Indicate the number of shares outstanding of the issuer's Common Stock as of November 7, 2003:    1,193,771

END OF PAGE 1

PART I    --    FINANCIAL INFORMATION

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

END OF PAGE 2

PAUL MUELLER COMPANY AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (Dollars in Thousands) (Unaudited)

ASSETS

Current Assets:
     Cash and cash equivalents
     Accounts receivable, less reserve of $967 at 9-30-2003,
           and $933 at 12-31-2002, for doubtful accounts
     Costs and estimated earnings in excess of billings
     Inventories --
           Raw materials and components
           Work-in-process
           Finished goods

     Prepayments
                   Total Current Assets

Property, Plant & Equipment
     Less -- Accumulated depreciation
                   Net Property, Plant & Equipment
Other Assets

Sept. 30, 2003 $ 1,359 23,816 2,275 $ 10,081 7,666 3,214 $ 20,961 820 $ 49,231 $ 71,329 49,541 $ 21,788 6,522 $ 77,541 ======	Dec. 31, 2002 $ 702 22,983 2,995 $ 8,093 2,953 1,283 $ 12,329 770 $ 39,779 $ 69,433 47,239 $ 22,194 6,364 $ 68,337 ======

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
     Short-term bank borrowings
     Current maturities of long-term debt
     Accounts payable
     Accrued expenses
     Advance billings
     Billings in excess of costs and estimated earnings
                   Total Current Liabilities
Long-Term Pension Liabilities
Other Long-Term Liabilities
Contingencies
Shareholders' Investment:
     Common stock, par value $1 per share -- Authorized 20,000,000 shares -- Issued 1,369,475 shares at 9-30-2003 and
           1,360,775 shares at 12-31-2002
     Preferred stock, par value $1 per share -- Authorized 1,000,000 shares -- No shares issued
     Paid-in surplus
     Retained earnings

     Less -- Treasury stock, 175,704 shares at 9-30-2003
                      and at 12-31-2002, at cost
                 Deferred compensation
                 Accumulated other comprehensive loss

$ 5,088 591 5,818 11,954 14,803 229 $ 38,483 8,301 1,088 $ 1,369 -- 5,154 32,436 $ 38,959 2,593 522 6,175 $ 29,669 $ 77,541 ======	$ 4,183 517 7,042 8,919 7,701 25 $ 28,387 9,328 1,605 $ 1,361 -- 4,858 31,860 $ 38,079 2,593 322 6,147 $ 29,017 $ 68,337 ======

The accompanying notes are an integral part of these consolidated condensed balance sheets.

END OF PAGE 3

PAUL MUELLER COMPANY AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Dollars in Thousands Except Per Share Amounts) (Unaudited)

Three Months Ended September 30		Nine Months Ended September 30

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

Provision (Benefit) for Income Taxes

Income (Loss) before Equity in
     Income (Loss) of Joint Venture

Equity in Income (Loss) of Joint Venture

                    Net Income (Loss)

Earnings (Loss) per Common Share --
          Basic
          Diluted

2003 $ 29,720 22,694 $ 7,026 5,596 $ 1,430 $ 16 (24) 41 $ 33 $ 1,463 461 $ 1,002 15 $ 1,017 ====== $ 0.87 $ 0.86	2002 $ 36,680 29,989 $ 6,691 5,191 $ 1,500 $ 29 (4) 98 $ 123 $ 1,623 618 $ 1,005 5 $ 1,010 ====== $ 0.87 $ 0.87	2003 $ 87,260 67,691 $ 19,569 15,619 $ 3,950 $ 34 (60) 281 $ 255 $ 4,205 1,499 $ 2,706 13 $ 2,719 ====== $ 2.33 $ 2.31	2002 $ 77,791 63,464 $ 14,327 15,056 $ (729) $ 74 (8) 257 $ 323 $ (406) (88) (318) (10) $ (328) ====== $(0.28) $(0.28)

The accompanying notes are an integral part of these consolidated condensed statements.

END OF PAGE 4

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
          Depreciation and amortization
          (Gain) loss on sales of equipment
          Changes in assets and liabilities --
               (Increase) in accounts and notes receivable
               Decrease (increase) in costs and estimated earnings
                    in excess of billings
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

Cash Flows (Requirements) from Financing Activities:
     Short-term bank borrowing, net
     Proceeds from long-term debt
     Repayment of long-term debt
     Dividends paid
                    Net Cash (Required) Provided by Financing Activities

Net Increase (Decrease) in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Period

                    Cash and Cash Equivalents at End of Period

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for --
          Income taxes
          Interest

   2003

$    2,719

(13)
265
2,969
(3)

(1,098)

720
(8,632)
(50)
(173)
(1,224)
3,035
7,102
204
    (1,231)
$    4,590

$          --
--
20
    (2,475)
$  (2,455)

$       905
--
(239)
    (2,144)
$  (1,478)

$       657
        702

$    1,359
======

$    1,493
$         52

2002 $ (328) 10 130 2,422 5 (4,066) (878) (6,407) 130 114 4,639 1,898 3,347 1,687 129 $ 2,832 $ 1,000 (1,000) 1 (3,775) $ (3,774) $ 1,000 1,251 -- (2,130) $ 121 $ (821) 1,921 $ 1,100 ====== $ 28 $ 9

The accompanying notes are an integral part of these consolidated condensed statements.

END OF PAGE 5

PAUL MUELLER COMPANY AND SUBSIDIARIES NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2003 AND 2002, AND DECEMBER 31, 2002 (Unaudited)
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

Costs and estimated earnings on uncompleted contracts and related amounts billed as of September 30, 2003, and December 31, 2002, were as follows:

Costs incurred on uncompleted contracts Estimated earnings Less -- Billings to date	September 30, 2003 $ 33,397,746 10,469,817 $ 43,867,563 41,821,467 $ 2,046,096 ==========	December 31, 2002 $ 18,651,104 6,381,035 $ 25,032,139 22,062,207 $ 2,969,932 ==========

END OF PAGE 6

Amounts included in the accompanying Consolidated Condensed Balance Sheets at September 30, 2003, and December 31, 2002, under the following captions were:

Costs and estimated earnings in excess of billings on uncompleted contracts Billings in excess of costs and estimated earnings on uncompleted contracts	September 30, 2003 $ 2,275,163 (229,067) $ 2,046,096 ==========	December 31, 2002 $ 2,994,932 (25,000) $ 2,969,932 ==========

Costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings relate to contracts in progress and are included in the accompanying Consolidated Condensed Balance Sheets as current assets and current liabilities, respectively, as they will be liquidated in the normal course of contract completion, although completion of certain long-term contracts may require more than one year.

3.

Inventory is recorded at the lower of cost, on a last-in, first-out (LIFO) basis, or market.

Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time, interim LIFO determinations, including those at September 30, 2003, must necessarily be based on management's estimate of expected year-end inventory levels and costs.  Since estimates of future inventory levels and prices are subject to many factors beyond the control of management, interim financial results are subject to final year-end LIFO inventory amounts.  Accordingly, LIFO inventory components reported for the period ended September 30, 2003, are estimates based on management's knowledge of the Registrant's production cycle, the costs associated with this cycle, and the sales and purchasing volume of the Registrant.

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
      shares outstanding

Earnings (loss) per common share --
    Basic
    Diluted

2003 $ 1,017,000 ========= 1,168,021 13,736 1,181,757 ========= $ 0.87 $ 0.86	2002 $ 1,010,000 ========= 1,168,021 5,911 1,173,932 ========= $ 0.87 $ 0.87	2003 $ 2,719,000 ========= 1,168,021 10,520 1,178,541 ========= $ 2.33 $ 2.31	2002 $ (328,000) ========= 1,168,021 -- 1,168,021 ========= $ (0.28) $ (0.28)

5.

As of September 30, 2003, the Registrant had stock-based compensation plans for employees and nonemployee directors.  The Registrant accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.  No stock-based compensation cost has been reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grants.

END OF PAGE 7

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Registrant had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee and nonemployee director compensation.

Three Months Ended September 30		Nine Months Ended September 30

Net income (loss), as reported
Less: Stock-based compensation expense determined
          under fair-value-based method for all awards,
          net of related tax
Pro forma net income (loss)

Earnings (loss) per common share --
     Basic -- as reported
     Basic -- pro forma
     Diluted -- as reported
     Diluted -- pro forma

2003 $ 1,017,000 18,000 $ 999,000 ======== $ 0.87 $ 0.86 $ 0.86 $ 0.85	2002 $ 1,010,000 13,000 $ 997,000 ======== $ 0.87 $ 0.85 $ 0.87 $ 0.85	2003 $ 2,719,000 48,000 $ 2,671,000 ======== $ 2.33 $ 2.29 $ 2.31 $ 2.27	2002 $ (328,000) 37,000 $ (365,000) ======== $(0.28) $(0.31) $(0.28) $(0.31)

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

Net sales and profitability for each segment for the three months and nine months ended September 30, 2003 and 2002, were as follows:

	Dairy Farm Equipment	Industrial Equipment	Field Fabrication	Other Corporate	Intersegment Eliminations	Consolidated
Three Months Ended 9-30-03
Net sales Income (loss) before income tax	$ 4,522 $ 360	$ 22,838 $ 1,010	$ 1,069 $ (235)	$ 1,475 $ 328	$ (184) $ --	$ 29,720 $ 1,463
Three Months Ended 9-30-02
Net sales Income (loss) before income tax	$ 5,138 $ 1,012	$ 24,854 $ (436)	$ 6,590 $ 747	$ 1,244 $ 300	$ (1,146) $ --	$ 36,680 $ 1,623
Nine Months Ended 9-30-03
Net sales Income before income tax	$ 11,239 $ 675	$ 67,388 $ 2,736	$ 7,006 $ 166	$ 3,056 $ 628	$ (1,429) $ --	$ 87,260 $ 4,205
Nine Months Ended 9-30-02
Net sales Income (loss) before income tax	$ 15,457 $ 2,719	$ 52,348 $ (4,074)	$ 8,932 $ 329	$ 2,898 $ 620	$ (1,844) $ --	$ 77,791 $ (406)

7.

The Registrant reports comprehensive income (loss) and its components in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income."  Comprehensive income and its components, net of tax, are summarized below:

	Three Months Ended September 30		Nine Months Ended September 30
Net income (loss) Foreign currency translation adjustment, net of tax Total comprehensive income (loss)	2003 $1,017,000 (24,000) $ 993,000 ========	2002 $1,010,000 (14,000) $ 996,000 ========	2003 $2,719,000 (28,000) $2,691,000 ========	2002 $ (328,000) (59,000) $ (387,000) ========

END OF PAGE 8

8.

The Registrant has a $7,000,000 bank borrowing facility that expires on May 31, 2004.  Borrowings under the facility incur interest at the LIBOR Daily Floating Rate plus 1.75%.  At September 30, 2003, $5,088,000 was outstanding under the facility.

The Registrant also has a $2,750,000 standby letter-of-credit facility; and as of September 30, 2003, there were standby letters of credit totaling $582,800 issued under the facility, with all to expire within one year.

In addition, the Registrant has a long-term note outstanding as of September 30, 2003, in the principal amount of $834,000.  The note is repayable in quarterly installments of $104,250 with the final payment due August 2, 2005, and with a variable interest rate of the LIBOR Daily Floating Rate plus 1.75%.  The note is secured by equipment with a cost of $1,563,000.

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

The following is a reconciliation of changes in the warranty reserve for the nine months ended September 30, 2003:

Beginning balance -- December 31, 2002 Costs incurred to satisfy warranty claims Aggregate warranty reserves made Aggregate changes to warranty reserves Ending balance -- September 30, 2003	$ 894,523 (1,028,598) 613,412 211,627 $ 690,964 =========

10.

A lawsuit was filed in May 2002 against the Registrant alleging breach-of-contract/breach-of-express-warranty in connection with the sale of a heat exchanger in October 2000.  The Plaintiff alleges in the suit that it has suffered direct, consequential, and incidental damages in excess of $3,100,000.  The suit is scheduled for trial in December 2003. The Registrant believes, at this time, it is not feasible to determine the likelihood of an unfavorable outcome or the amount of the potential liability, if any.  The Registrant believes it has a meritorious defense and intends to vigorously defend the lawsuit.

The Registrant and its subsidiaries are involved in other legal proceedings incident to the conduct of their business.  It is management's opinion that none of these matters will have a material adverse effect on the consolidated financial position, results of operations, or cash flows.

END OF PAGE 9

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

END OF PAGE 10

OPERATING RESULTS

Although sales were lower during the third quarter of 2003 compared to the third quarter of 2002, net income was slightly higher. Net income for the three months ended September 30, 2003, was $1,017,000 compared to net income of $1,010,000 for the three-month period ended September 30, 2002.

Net sales for the third quarter of 2003 were $6,960,000 lower than the third quarter of 2002, as sales were lower in all segments. The most significant variance occurred in the Field Fabrication segment, where sales were $5,521,000 lower during the third quarter of 2003 compared to the third quarter of 2002. The decrease in sales was due to a backlog that was 94% lower at June 30, 2003, compared to June 30, 2002, and a significant decrease in order entry year-to-date through September 30, 2003 compared to the same period for 2002. Industrial Equipment sales were $2,016,000 less for the third quarter of 2003 compared to the third quarter of 2002. The Industrial Equipment segment backlog was 11% lower at June 30, 2003, compared to June 30, 2002, and was the primary reason for the decrease in sales. Dairy Farm Equipment sales were $616,000 less during the third quarter of 2003 compared to the third quarter of 2002, as the Dairy Farm Equipment backlog at June 30, 2003, was 46% lower than the backlog at June 30, 2002. Also, the overall decline in sales for the Dairy Farm Equipment segment occurred in the domestic market, as weak milk prices, particularly during the first half of 2003, contributed to lower order entry during the first nine months of 2003 compared to the comparable period of 2002.

The gross profit rate for the third quarter of 2003 was 23.6% compared to a gross profit rate of 18.2% for the third quarter of 2002.  The improvement in the gross profit rate was principally due to a higher gross margin rate (which is a measure of the variable profit margin) and lower net manufacturing burden. Net manufacturing burden expense was lower for the third quarter of 2003, as burden was being absorbed due to the high production level, versus the third quarter of 2002, when the sales volume exceeded the level of production and inventory was reduced. Additionally, during the first nine months of 2002, over 100 new production employees were added to the Springfield facility to handle the workload due to the significant increase in the backlog. Approximately 50 of those employees were added during the third quarter of 2002, and this increased manufacturing burden expense for the third quarter of 2002, as a significant investment was incurred to obtain a sufficient number of employees and to provide them with adequate training. The gross profit rate during the third quarter of 2003 was adversely affected by an increase to the LIFO reserve that was due to the higher stainless steel prices experienced during 2003. The effect of the LIFO provision was to increase cost of sales by $300,000 when comparing the third quarter results of 2003 to the third quarter results of 2002.

Selling, general, and administrative expenses were higher by $404,000 for the three months ended September 30, 2003, versus the three months ended September 30, 2002.  Higher expense levels were recorded for personnel costs, insurance, legal fees, depreciation, and potential uncollectible accounts.

Other income was lower for the third quarter of 2003 compared to the third quarter of 2002, as an increased level of borrowing led to higher interest expense and lower interest income; and miscellaneous income was higher during the third quarter of 2002 compared to the third quarter of 2003.

On a segment basis, income before tax for the third quarter of 2003 for the Industrial Equipment segment was $1,010,000 versus a loss before tax of $436,000 recorded for the third quarter of 2002. Performance improved in spite of lower sales due to an improvement in the gross margin rate and a reduction in net manufacturing burden for the reason discussed above. Sales and the gross margin rate were both higher for the BioPharm product line during the third quarter of 2003 compared to the third quarter of 2002; and this contributed favorably to the overall profitability for the segment. Overall, the other product lines within the segment experienced a decline in sales during the 2003 third quarter versus the 2002 third quarter.

Income before tax for the Dairy Farm Equipment segment was $360,000 for the third quarter of 2003 compared to income before tax of $1,012,000 for the third quarter of 2002. The reduced performance was due to lower sales, coupled with a lower gross margin rate. Also, net manufacturing burden expense was greater for the third quarter of 2003 compared to the third quarter of 2002 due to the lower production and sales level, which resulted in fewer units to absorb the fixed costs. The lower sales level and production activity were due to the decrease in order entry and a decrease in backlog mentioned above.

END OF PAGE 11

The Field Fabrication segment incurred a loss of $235,000 before tax for the third quarter of 2003 compared to income before tax of $747,000 for the third quarter of 2002. The variance in results was due to significantly lower sales during the third quarter of 2003 compared to the third quarter of 2002, as the backlog at June 30, 2003, was 94% lower than the backlog at June 30, 2002.

The effective tax rate for the three months ended September 30, 2003, was 31.5% versus 38.1% for the three months ended September 30, 2002. The effective tax rate varied from the statutory tax rate (34%) for 2003 principally as a result of tax credits. The effective tax rate varied from the statutory tax rate for 2002 primarily as a result of the effect of state income taxes and the nondeductible portion of meals and entertainment expenses.

For the nine months ended September 30, 2003, net income was $2,719,000 compared to a net loss for the nine months ended September 30, 2002, of $328,000. The primary factor contributing to the improved performance was higher sales for 2003 compared to 2002.

Sales for the nine months ended September 30, 2003, were $9,469,000 greater than sales for the nine months ended September 30, 2002. The increase occurred solely within the Industrial Equipment segment, as sales declined for both the Dairy Farm Equipment and Field Fabrication segments. Sales for the Industrial Equipment segment were $15,040,000 higher for the first nine months of 2003 compared to the first nine months of 2002. The increase in sales was solely attributable to the BioPharm product line, as all other product lines within the Industrial Equipment segment had lower sales for 2003 compared to 2002 for the comparable period. The improvement in sales was due to a backlog that was 89% greater at December 31, 2002, versus December 31, 2001; and the increase in the backlog was attributable to the BioPharm product line. Sales for the Dairy Farm Equipment segment declined by $4,218,000 when comparing the first nine months of 2003 to the first nine months of 2002. The reduced level of sales was attributable to a beginning backlog for 2003, which was $1,954,000 less than the backlog at the beginning of 2002, coupled with a significantly lower level of order entry for the first nine months of 2003 versus the first nine months of 2002. Field Fabrication sales were $1,926,000 less for the first nine months of 2003 versus the first nine months of 2002. The reduction in sales was the result of the significantly lower order entry level during the first nine months of 2003 versus the first nine months of 2002.

The gross profit rate for the nine months ended September 30, 2003, was 22.4% compared to a gross profit rate of 18.4% for the comparable period of 2002. The improvement in the gross profit rate was primarily attributable to the increase in sales and an increase in the gross margin rate, which is a measure of the variable profit margin. The gross profit rate for 2003 was adversely affected by higher net manufacturing burden primarily due to the higher sales volume. Additionally, as a result of the increase in stainless steel pricing during 2003, the LIFO reserve was increased, which increased the cost of sales by $434,000 when comparing the first nine months of 2003 to the first nine months of 2002.

Selling, general, and administrative expenses were $563,000 higher for the first nine months of 2003 versus the first nine months of 2002. Higher expenses were recorded for personnel costs, trade shows, legal fees, insurance, and provisions for potentially uncollectible accounts.

Other income for the nine months ended September 30, 2003, was $68,000 lower than the nine months ended September 30, 2002, as increased borrowing needs led to higher interest expense and a decrease in interest income.

The effective tax rates for the nine months ended September 30, 2003 and 2002, were 35.6% and 21.7%, respectively. These rates varied from the statutory rate (34%) primarily due to the effect of state income taxes and nondeductible meals and entertainment expenses.

On a segment basis, income before tax for the nine months ended September 30, 2003, was $2,736,000 for the Industrial Equipment segment compared to a loss of $4,074,000 for the comparable period of 2002. The improvement in results primarily related to an increase in sales of $15,040,000, coupled with an increase in the gross margin rate. For the Dairy Farm Equipment segment, income before income tax was $675,000 for the nine months ended September 30, 2003, compared to income before tax of $2,719,000 for the comparable period of 2002. The primary reason for the decrease in results was a decrease in sales of $4,218,000 for 2003 compared to 2002. Field Fabrication recorded income before income tax of $166,000 for the nine months ended September 30, 2003, compared to income before tax of $329,000 for the comparable period of 2002. A reduction in sales of $1,926,000 for 2003 compared to 2002 was the primary reason for the lower level of income before tax.

END OF PAGE 12

Market risks relating to the Registrant's operations result primarily from changes in foreign-exchange rates and stainless steel prices.  The Registrant periodically enters into foreign-exchange forward or spot contracts to hedge the exposure to foreign-currency-denominated purchase transactions.  Forward contracts generally have durations of less than three months.  Foreign-currency-denominated purchases were $316,000 and $1,054,000 for the nine months ended September 30, 2003 and 2002, respectively.  There were no foreign-exchange forward contracts outstanding at September 30, 2003 and 2002.  There was approximately $94,000 in foreign currencies held at September 30, 2003, and $19,000 held at September 30, 2002.  The risk of an increase in stainless steel prices, which can significantly impact large Industrial Equipment and Field Fabrication segment projects that extend over several months, is managed by contracting for stainless steel at the time the project is obtained.

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

Looking to the balance of 2003, there are factors that could affect the results of operations.  Although the average price of milk domestically has increased over the last four months and feed costs are expected to remain favorable for the balance of the year, demand for Dairy Farm Equipment products is not expected to increase in the near term as dairy farmers are still recovering from the effects of the very low milk prices during the last twelve months ended June 30, 2003.  Any further decline in milk prices could have an adverse effect on order entry, sales, and profitability for the Dairy Farm Equipment segment.

Current economic conditions and the weak capital expenditure level in the United States have had an adverse effect on order entry for the Industrial Equipment and Field Fabrication segments; and for the first nine months of 2003, new orders entered are down 21% and 89%, respectively, compared to the comparable period of 2002.  Within the Industrial Equipment segment, the biopharm product line has also been affected and has experienced a 24% decline in order entry for the first nine months of 2003 versus the first nine months of 2002. A continuing low rate of capital expenditures may have an adverse effect on order entry and sales and on profitability for the segments for the balance of the year and into the next year.  Also, as a result of the low level of capital expenditures, pricing continues to be very competitive for the projects that are available.  The aggressive pricing environment may adversely affect the number of projects that can be obtained and the profitability of the projects that are obtained.

The price of stainless steel has increased since the beginning of 2003 due to increased surcharges.  Surcharges, which are assessed at the time of shipment from the vendor, have been implemented due to the increase in and the volatility of the market prices of nickel, chromium, and molybdenum (materials used in the production of stainless steel).  The effect of surcharges on stainless steel prices may delay projects or reduce profitability if the increases cannot be passed along in the form of higher prices.  The effect of higher stainless steel prices may also adversely affect the results of operations, as additional increases may be required to the LIFO reserve.

In general, the Registrant's business is not subject to seasonal variation in demand for its products.  However, because orders for certain projects can be large in terms of sales dollars, a small number of large orders can have a significant impact on the Registrant's sales in any one particular quarter.  As a result, a relatively small reduction or delay in the number of orders shipped or delivered or the percentage of completion achieved can have a material effect on the Registrant's results for any particular quarter.  Gross margins may vary from quarter to quarter due to the variations in the profitability of large orders, as well as the mix of the various products manufactured or fabricated by the Registrant.  Accordingly, the results of operations for the Registrant for any one particular quarter are not necessarily indicative of the results that may be expected for any subsequent quarter of the calendar year.

END OF PAGE 13

The backlog was $46,461,000 at September 30, 2003, compared to a backlog of $71,074,000 at September 30, 2002. The reduction in the backlog level was due to the high level of sales of $123,618,000 for the twelve months ended September 30, 2003, and a decrease in order entry of 30% during the twelve months ended September 30, 2003, compared to the comparable period of 2002. .

The backlog for the Industrial Equipment segment (exclusive of shop work for the Field Fabrication segment) was $44,204,000 and $58,368,000 at September 30, 2003 and 2002, respectively. The decrease in the Industrial Equipment segment backlog related primarily to the biopharm product line, as its backlog decreased by $11,557,000 between September 30, 2003, and September 30, 2002. The backlog for the Dairy Farm Equipment segment was $1,654,000 and $2,919,000 at September 30, 2003 and 2002, respectively. The Field Fabrication segment backlog was $603,000 at September 30, 2003, versus $9,787,000 as of September 30, 2002. Virtually all of the September 30, 2003, backlog is scheduled to be recognized as sales over the next twelve months.

The level of backlog at any quarter end is not necessarily indicative of the Registrant's future level of sales for a subsequent quarter due to extensive engineering time and the long manufacturing or fabrication cycle that is required for certain projects. Orders in backlog can be subject to delays during the fabrication process due to the complex nature of many projects. Also, orders in backlog are subject to delays in completion and/or shipment dates requested by customers. The Registrant may be unable to recognize sales for orders in backlog when initially scheduled due to delays and contingencies; and this could have a significant impact on the level of sales and the results for a subsequent quarter.

FINANCIAL CONDITION

The consolidated financial condition and the liquidity of the Registrant as of September 30, 2003, have not changed significantly since December 31, 2002.  There were no major commitments for capital expenditures as of September 30, 2003.

The Registrant used internally generated funds and its borrowing facility to fund operations, capital expenditures, and dividends during the nine months ended September 30, 2003. Net cash provided by operations for the first nine months of 2003 was $4,590,000 compared to $2,832,000 for the same period for 2002. The 2003 cash flow was primarily attributable to increases in advance billings, accrued expenses, depreciation, and net income for the first nine months of 2003 compared to the first nine months of 2002. Capital expenditures for the nine months ended September 30, 2003 and 2002, were $2,475,000 and $3,775,000, respectively. Dividends paid for the first nine months of 2003 were $2,144,000 compared to $2,130,000 for the comparable period of 2002.

Management believes that its cash flow from operations and its credit facility will continue to be sufficient to satisfy the Registrant's working capital requirements, normal capital expenditure levels, and anticipated dividends. A policy requiring down payments and/or progress payments on large projects provides a favorable effect on cash flow. Management believes the bank borrowing facility can be increased, if necessary, to provide additional liquidity.

A significant economic downturn or reduction in the number of long-term contracts acquired in the biopharm systems product line or in the Field Fabrication segment could lead to contraction of the business, which would have an adverse impact on liquidity. If that occurred, the Registrant would restructure its operations to insure that cash flow from operations would be sufficient to maintain an appropriate level of liquidity.

The Registrant has a $7,000,000 bank borrowing facility that expires on May 31, 2004; and $5,088,000 had been borrowed under the facility as of September 30, 2003.  Additionally, the Registrant has a facility of $2,750,000 to support standby letters of credit.  As of September 30, 2003, there was $582,800 of standby letters of credit issued and outstanding under the facility; and all are set to expire within one year.  The Registrant also has an $834,000 note outstanding (repayable in quarterly installments of $104,250 through August 2, 2005) that is secured by equipment.

END OF PAGE 14

NONAUDIT SERVICES OF INDEPENDENT AUDITORS -- Pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for disclosing to investors the nonaudit services approved by our Audit Committee to be performed by KPMG LLP, our independent auditors.  Nonaudit services are defined in the law as services other than those provided in connection with an audit or review of the financial statements of the Registrant.  The Audit Committee approved nonaudit (a) tax compliance services in connection with preparation of the Registrant's tax returns, (b) research and consultation on various federal, state, and local tax issues, (c) services to assist in documentation of accounting processes and procedures, and (d) tax consulting services relative to a research and development credit review during the nine months ended September 30, 2003

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Certain information concerning market risk is set forth in Item 2 on page 13 and is incorporated herein by reference.  Other disclosure requirements are not submitted because they were not applicable or they were not material.

ITEM 4.   CONTROLS AND PROCEDURES

The Registrant carried out an evaluation, under the supervision and with the participation of the Registrant's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures as of September 30, 2003 (the evaluation date).  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the evaluation date, the Registrant's disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating to the Registrant required to be included in the Registrant's reports filed or submitted under the Exchange Act.  There have been no significant changes in the Registrant's internal control over financial reporting during the Registrant's quarter ended September 30, 2003, which has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

END OF PAGE 15

PART II    --    OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K.

a.	Exhibits Exhibit Number (10)

                                                  Exhibit

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

				Sequentially Numbered Page
		i.	The Nonstandardized Adoption Agreement -- Prototype Cash or Deferred Profit-Sharing Plan was adopted by the Registrant on September 29, 2003	17
		ii.	The Loan Policy Document was adopted by the Registrant on September 29, 2003	63
	(31.1)	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934		74
	(31.2)	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934		75
	(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350		76
	(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350		77
b.

Reports on Form 8-K -- A Form 8-K for the Registrant's second quarter earnings release was filed on July 21, 2003, and is incorporated herein by reference.  No other Form 8-Ks have been filed during the three months ended September 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAUL MUELLER COMPANY
DATE: November 7, 2003	/S/ DONALD E. GOLIK Donald E. Golik -- Senior Vice President and Chief Financial Officer

END OF PAGE 16

Case #:  QK61757

THIS SPECIMEN PLAN DOCUMENT HAS BEEN PREPARED BY DIVERSIFIED INVESTMENT ADVISORS SOLELY AS A GUIDE FOR THE EMPLOYER'S ATTORNEY AND IS, OF COURSE, SUBJECT TO HIS OR HER LEGAL REVIEW AND ADVICE.

IN ADOPTING THE PLAN, CERTAIN FORMAL STEPS SHOULD BE TAKEN TO CONFIRM THE VALIDITY AND EFFECTIVE DATE OF SUCH ADOPTION.  AS A GENERAL RULE, IT IS ADVISABLE TO RECORD IN THE MINUTES OF A MEETING OF THE EMPLOYER'S BOARD OF DIRECTORS A BRIEF SUMMARY OF THE ACTION TAKEN WITH RESPECT TO THE PLAN AS WELL AS A RECITATION OF THE ADOPTION DATE AND THE EFFECTIVE DATE, IF DIFFERENT.  THE ULTIMATE RESPONSIBILITY, OF COURSE, FOR THE TIMELY AND PROPER ADOPTION OF THE PLAN RESTS WITH THE EMPLOYER AND ITS ATTORNEY.

THIS PLAN HAS BEEN AMENDED AND RESTATED FOR GUST AND MUST BE EXECUTED BY SEPTEMBER 30, 2003.

END OF PAGE 17
NONSTANDARDIZED ADOPTION AGREEMENT PROTOTYPE CASH OR DEFERRED PROFIT-SHARING PLAN Sponsored by DIVERSIFIED INVESTMENT ADVISORS, INC.
The Employer named below hereby establishes a Cash or Deferred Profit-Sharing Plan for eligible Employees as provided in this Adoption Agreement and the accompanying Basic Plan Document #01.
I.

EMPLOYER INFORMATION

If more than one Employer is adopting the Plan, complete this section based on the lead Employer.  Additional Employers who are members of the same controlled group or affiliated service group may adopt this Plan by completing and executing Section XX(A) of the Adoption Agreement.

	A.	Name and Address: Paul Mueller Company 1600 West Phelps Street Springfield, MO 65802
	B.	Telephone Number: (417) 831-3000
	C.	Employer's Tax ID Number: 44-0520907
	D.	Form of Business:
		[ ]	1.	Sole Proprietor	[ ]	5.	Limited Liability Company
		[ ]	2.	Partnership	[ ]	6.	Limited Liability Partnership
		[X]	3.	Corporation	[ ]	7.
		[ ]	4.	S Corporation
	E.	Is The Employer Part of A Controlled Group? Part of an Affiliated Service Group?				[X] [ ]	Yes Yes	[ ] [X]	No No
	F.	Name of Plan: Paul Mueller Company Profit Sharing and Retirement Savings Plan
	G.	Three Digit Plan Number: 006
	H.	Employer's Tax Year End: 12/31
	I.	Employer's Business Code: 332900
II.	EFFECTIVE DATE
	A.	New Plan: This is a new Plan having an Effective Date of .
	B.	Amended and Restated Plans: This is an amendment or restatement of an existing Plan. The initial Effective Date of the Plan was . The Effective Date of this amendment or restatement is .
1

END OF PAGE 18
C.

Amended or Restated Plans for GUST:

This is an amendment or restatement of an existing Plan to comply with GUST [The Uruguay Round Agreements, Pub. L. 103-465 (GATT); The Uniformed Services Employment and Reemployment Rights Act of 1994, Pub. L. 103-353 (USERRA); The Small Business Job Protection Act of 1996, Pub. L. 104-188 (SBJPA) [including Section 414(u) of the Internal Revenue Code]; The Taxpayer Relief Act of 1997, Pub. L. 105-34 (TRA'97); The Internal Revenue Service Restructuring and Reform Act of 1998, Pub. L. 105-206 (IRSRRA); and The Community Renewal Tax Relief Act of 2000, Pub. L. 106-554 (CRA)].  The initial Effective Date of the Plan was  January 1, 1989 .  Except as provided for in the Plan, the Effective Date of this amendment or restatement is  June 1, 2002 .

(The restatement date should be no earlier than the first day of the current Plan Year.  The Plan contains appropriate retroactive Effective Dates with respect to provisions of GUST.)

Pursuant to Code Section 411(d)(6) and the Regulations issued thereunder, an Employer cannot reduce, eliminate or make subject to Employer discretion any Code Section 411(d)(6) protected benefit.  Where this Plan document is being adopted to amend another plan that contains a protected benefit not provided for in the Basic Plan Document #01, the Employer may complete Schedule A as an addendum to this Adoption Agreement.  Schedule A describes such protected benefits and shall become part of this Plan.  If a prior plan document contains a plan feature not provided for in the Basic Plan Document #01, the Employer may attach Schedule B describing such feature.  Provisions listed on Schedule B are not covered by the IRS Opinion Letter issued with respect to the Basic Plan Document #01.

D.	Effective Date for Elective Deferrals: If different from above, the Elective Deferral provisions shall be effective .
III.	DEFINITIONS
A.

"Compensation"

Select the definition of Compensation, the Compensation Computation Period, any Compensation Dollar Limitation, and Exclusions from Compensation for each Contribution Type from the options listed below.  Enter the letter of the option selected on the lines provided below.  Leave the line blank if no election needs to be made.

		Employer Contribution Type	Compensation Definition	Compensation Computation Period	Compensation Dollar Limitation	Exclusions From Compensation
		All Contributions	d	a	$_____	_____
		Discretionary	_____	_____	$_____	_____
		Non-Safe Harbor Match Formula 1	_____	_____	$_____	a
		QNEC/QMAC	_____	_____	$_____	_____
		Elective Deferrals	_____	_____	$_____	i
		Voluntary After-tax	_____	_____	$_____	_____
		Required After-tax	_____	_____	$_____	_____
		Safe Harbor	_____	_____	$_____	_____
		Non-Safe Harbor Match Formula 2	_____	_____	$_____	a
		Antidiscrimination Tests	Compensation Definition	Compensation Computation Period	Compensation Dollar Limitation
		ADP/ACP	d	a	$__________
2

END OF PAGE 19

Compensation Computation Periods must be consistent for all contribution types, except discretionary.  If different Computation Periods are selected, the selection for ADP/ACP testing will be deemed to be the election for all purposes except for Discretionary Contributions.

1.	Compensation Definition:
	a.	Code Section 3401(a) -- W-2 Compensation subject to income tax withholding at the source.
	b.	Code Section 3401(a) -- W-2 Compensation subject to income tax withholding at the source, with all pre-tax contributions added.
	c.	Code Section 6041/6051 -- Income reportable on Form W-2.
	d.	Code Section 6041/6051 -- Income reportable on Form W-2, with all pre-tax contributions added.
	e.	Code Section 415 - All income received for services performed for the Employer.
	f.	Code Section 415 - All income received for services performed for the Employer, with all pre-tax contributions excluded.
The Code Section 415 definition will always apply with respect to sole proprietors and partners.
2.	Compensation Computation Period:
	a.	Compensation paid during a Plan Year while a Participant.
	b.	Compensation paid during the entire Plan Year.
	c.	Compensation paid during the Employer's fiscal year.
	d.	Compensation paid during the calendar year.
3.	Compensation Dollar Limitation: The dollar limitation section does not need to be completed unless Compensation of less than the Code Section 401(a)(17) limit of $160,000 (as indexed) is to be used.
4.	Exclusions from Compensation (non-integrated plans only):
	a.	There will be no exclusions from Compensation under the Plan.
b.

Any amount included in a Participant's gross income due to the application of Code Sections 125, 132(f)(4), 402(h)(1)(B), 402(e) or 403(b) will be excluded from the definition of Compensation under the Plan.

	c.	Overtime
	d.	Bonuses
	e.	Commissions
	f.	Exclusion applies only to Participants who are Highly Compensated Employees
	g.	Severance pay
3

END OF PAGE 20
		h.	Holiday and vacation pay
		i.	Other: Statutory fringe benefits
B.	"Disability"
[ ]	1.	As defined in paragraph 1.26 of the Basic Plan Document #01.
[ ]	2.	As defined in the Employer's Disability Insurance Plan.
[X]	3.

An individual will be considered to be disabled if he or she is unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment that can be expected to result in death or to be of long, continued, and indefinite duration.  An individual shall not be considered to be disabled unless he or she furnishes proof of the existence thereof in such form and manner as the Secretary may prescribe.

C.

"Highly Compensated Employees -- Top-Paid Group Election"  For Plans that are being amended and restated for GUST, please complete Schedule C outlining the preamendment operation of the Plan, as well as this section of the Adoption Agreement.  The testing elections made below will apply to the future operation of the Plan.

[ ]	1.

Top-Paid Group Election:

In determining who is a Highly Compensated Employee, the Employer makes the Top-Paid Group election.  The effect of this election is that an Employee (who is not a 5% owner at any time during the determination year or the look-back year) who earned more than $80,000, as indexed for the look-back year, is a Highly Compensated Employee if the Employee was in the Top-Paid Group for the look-back year.  This election is applicable for the Plan Year in which this Plan is effective.

[ ]	2.

Calendar Year Data Election:

If the Plan Year is not the calendar year, the prior year computation period for purposes of determining if an Employee earned more than $80,000, as indexed, is the calendar year beginning in the prior Plan Year.  This election is applicable for the Plan Year in which this Plan is effective.

D.	"Hour of Service" Hours shall be determined by the method selected below. The method selected shall be applied to all Employees covered under the Plan as follows:
[ ]	1.	Not applicable. For all purposes under the Plan, a Year of Service (Period of Service) is defined as Elapsed Time.
[X]	2.	On the basis of actual hours for which an Employee is paid or entitled to payment.
[ ]	3.	On the basis of days worked. An Employee shall be credited with ten (10) Hours of Service if the Employee would be credited with at least one (1) Hour of Service during the day.
[ ]	4.	On the basis of weeks worked. An Employee shall be credited with forty-five (45) Hours of Service if the Employee would be credited with at least one (1) Hour of Service during the week.
[ ]	5.

On the basis of semi-monthly payroll periods.  An Employee shall be credited with ninety-five (95) Hours of Service if the Employee would be credited with at least one (1) Hour of Service during the semi-monthly payroll period.

4

END OF PAGE 21
[ ]	6.	On the basis of months worked. An Employee shall be credited with one-hundred-ninety (190) Hours of Service if the Employee would be credited with at least one (1) Hour of Service during the month.
E.	"Integration Level"
[X]	1.	Not applicable. The Plan's allocation formula is not integrated with Social Security.
[ ]	2.	The maximum earnings considered wages for the Plan Year for Social Security withholding purposes without regard to Medicare.
[ ]	3.	% (not more than 100%) of the amount considered wages for such Plan Year for Social Security withholding purposes without regard to Medicare.
[ ]	4.	$ , provided that such amount is not in excess of the amount determined under paragraph (E)(2) above.
[ ]	5.	One dollar over 80% of the amount considered wages for such Plan Year for Social Security withholding purposes without regard to Medicare.
[ ]	6.	20% of the maximum earnings considered wages for such Plan Year for Social Security withholding purposes without regard to Medicare.
F.

"Limitation Year"

Unless elected otherwise below, the Limitation Year shall be the Plan Year.

The 12-consecutive month period commencing on  January 1st  and ending on  December 31st .

If applicable, there will be a short Limitation Year commencing on            and ending on           .  Thereafter, the Limitation Year shall end on the date specified above.

G.	"Net Profit"
[X]	1.	Not applicable. Employer contributions to the Plan are not conditioned on profits.
[ ]	2.	Net Profits are defined as follows:
	[ ]	a.	As defined in paragraph 1.61 of the Basic Plan Document #01.
	[ ]	b.	Net Profits will be defined in a uniform and nondiscriminatory manner that will not result in a deprivation of an eligible Participant of any Employer Contribution.
		c.	Net Profits are required for the following contributions:
		[ ]	i.	Employer Non-Safe Harbor Match Formula 1.
		[ ]	ii.	Employer Non-Safe Harbor Match Formula 2.
		[ ]	iii.	Employer QNEC and QMAC.
		[ ]	iv.	Employer discretionary.
	Elective Deferrals can always be contributed regardless of profits. Top-Heavy minimums are required regardless of profits.
5

END OF PAGE 22
H.

"Plan Year"

The 12-consecutive month period commencing on January 1st and ending on December 31st.

If applicable, there will be a short Plan Year commencing on            and ending on           .  Thereafter, the Plan Year shall end on the date specified above.

I.	"QDRO Payment Date"
[X]	1.	The date the QDRO is determined to be qualified.
[ ]	2.	The statutory age 50 requirement applies for purposes of making distribution to an alternate payee under the provisions of a QDRO.
J.	"Qualified Joint and Survivor Annuity"
[X]	1.

Not applicable.  The Plan is not subject to Qualified Joint and Survivor Annuity rules. The safe harbor provisions of paragraph 8.7 of the Basic Plan Document #01 apply.  The normal form of payment is a lump sum.  No annuities are offered under the Plan.

[ ]	2.

The normal form of payment is a lump sum.  The Plan does provide for annuities as an optional form of payment at Section XVIII(C) of the Adoption Agreement.  Joint and Survivor rules are avoided unless the Participant elects to receive his or her distribution in the form of an annuity.

[ ]	3.

The Joint and Survivor Annuity Rules are applicable and the survivor annuity will be           % (50%, 66-2/3%, 75%, or 100%) of the annuity payable during the lives of the Participant and his or her Spouse.  If no selection is specified, 50% shall be deemed elected.

K.	Qualified Preretirement Survivor Annuity" Do not complete this section if paragraph (J)(1) was elected.
[ ]	1.	The Qualified Preretirement Survivor Annuity shall be 100% of the Participant's Vested Account Balance in the Plan as of the date of the Participant's death.
[ ]	2.	The Qualified Preretirement Survivor Annuity shall be 50% of the Participant's Vested Account Balance in the Plan as of the date of the Participant's death.
	If this provision applies but no selection is made, the Qualified Preretirement Survivor Annuity shall be 50%.
L.	"Valuation of Plan Assets" The assets of the Plan shall be valued on the last day of the Plan Year and on the following Valuation Date(s):
[ ]	1.	There are no other mandatory Valuation Dates.
[X]	2.	The Valuation Date for all contributions shall be the same as set forth below.
[ ]	3.	The Valuation Dates are applicable for the contribution type specified below:
6

END OF PAGE 23
Contribution Type	Valuation Date
All Contributions	a
Discretionary	_____
Non-Safe Harbor Match Formula 1	_____
QNEC	_____
QMAC	_____
Elective Deferrals	_____
Voluntary After Tax	_____
Required After Tax	_____
Safe Harbor	_____
Non-Safe Harbor Match Formula 2	_____
a.	Daily valued.
b.	The last day of each month.
c.	The last day of each quarter in the Plan Year.
d.	The last day of each semi-annual period in the Plan Year.
e.	At the discretion of the Plan Administrator.
f.	Other: .
IV.

ELIGIBILITY REQUIREMENTS

Complete the following using the eligibility requirements as specified for each contribution type.  To become a Participant in the Plan, the Employee must satisfy the following eligibility requirements.

	Contribution Type	Minimum Age	Service Requirement	Class Exclusions	Eligibility Computation Period	Entry Date
	All Contributions	1	4	6, 8	3	1
	Elective Deferrals	____	____	____	____	____
	Voluntary After-tax	____	____	____	____	____
	Required After-tax	____	____	____	____	____
	Safe Harbor Contribution*	____	____	____	____	____
	Non-Safe Harbor Match Formula 1	____	____	____	____	____
	QNECs	____	____	____	____	____
	QMACs	____	____	____	____	____
	Employer Discretionary	____	____	____	____	____
	Non-Safe Harbor Match Formula 2	____	____	____	____	____

* If any age or Service requirement selected is more restrictive than that which is imposed on any Employee contribution, that group of Employees will be subject to the ADP and/or ACP testing as prescribed under IRS Notices 98-52, 2000-3 and any applicable IRS Regulations.

7

END OF PAGE 24
A.	Age:
	1.	No age requirement.
	2.	Insert the applicable age in the chart above. The age may not be more than 21.
B.	Service:
	1.	No Service requirement.
	2.	months of Service (insert number of months applicable to the specified contribution type).
	3.	months of Service (insert number of months applicable to the specified contribution type).
	4.	1 Year of Service or Period of Service.
	5.	2 Years of Service or Periods of Service.
	6.	1 Expected Year of Service. May enter after six (6) months of actual Service.
	7.	1 Expected Year of Service. May enter after months of actual Service [must be less than one (1) Year].
	8.	1 Expected Year of Service. May enter after months of actual Service [must be less than one (1) Year].
	9.	Completion of Hours of Service within the month(s) time period following an Employee's commencement of employment.

No more than 83-1/3 Hours of Service may be required during each such month; provided, however, that the Employee shall become a Participant no later than upon the completion of 1,000 Hours of Service within an Eligibility Computation Period and the attainment of the minimum age requirement.

The maximum Service requirement for Elective Deferrals is 1 year.  For all other contributions, the maximum is 2 years.  If a Service requirement greater than 1 year is selected, Participants must be 100% vested in that contribution.

A Year of Service for eligibility purposes is defined as follows (choose one): Do not enter this definition in the table above.
[ ]	10.	Not applicable. There is no Service requirement.
[ ]	11.	Not applicable. The Plan is using Expected Year of Service or has a Service requirement of less than one (1) year.
[X]	12.

Hours of Service method.  A Year of Service will be credited upon completion of  1,000  Hours of Service.  A Year of Service for eligibility purposes may not be less than 1 Hour of Service nor greater than 1,000 hours by operation of law.  If left blank, the Plan will use 1,000 hours.

[ ]	13.	Elapsed Time method.
C.	Employee Class Exclusions:
1.

Employees included in a unit of Employees covered by a collective bargaining agreement between the Employer and Employee Representatives, if benefits were the subject of good faith bargaining and if two percent or less of the Employees who are covered pursuant to the agreement are professionals as defined in Paragraph 1.410(b)-9 of the Regulations.  For this purpose, the term "employee representative" does not include any organization more than half of whose members are owners, officers, or executives of the Employer.

8

END OF PAGE 25
2.

Employees who are non-resident aliens [within the meaning of Code Section 7701(b)(1)(B)] who receive no Earned Income [within the meaning of Code Section 911(d)(2)] from the Employer which constitutes income from sources within the United States [within the meaning of Code Section 861(a)(3)].

	3.	Employees compensated on an hourly basis.
	4.	Employees compensated on a salaried basis.
	5.	Employees compensated on a commission basis.
	6.	Leased Employees.
	7.	Highly Compensated Employees.
8.

The Plan shall exclude from participation any nondiscriminatory classification of Employees determined as follows:  Learner helpers, any Employee who is represented for collective bargaining purposes, unless included in the Plan pursuant to an agreement or understanding recognized under the National Labor Relations Act and all employees of the controlled group employers who do not affirmatively adopt this Plan.

D.

Eligibility Computation Period:  The initial Eligibility Computation Period shall commence on the date on which an Employee first performs an Hour of Service and the first anniversary thereof.  Each subsequent Computation Period shall commence on:

	1.	Not applicable. The Plan has a Service requirement of less than one (1) year or uses the Elapsed Time method to determine eligibility.
	2.	The anniversary of the Employee's employment commencement date and each subsequent 12-consecutive month period thereafter.
	3.	The first day of the Plan Year which commences prior to the first anniversary date of the Employee's employment commencement date and each subsequent Plan Year thereafter.
E.	Entry Date Options:
	1.	The first day of the month coinciding with or next following the date on which an Employee meets the eligibility requirements.
	2.	The first day of the payroll period coinciding with or next following the date on which an Employee meets the eligibility requirements.
3.

The earlier of the first day of the Plan Year, or the first day of the fourth, seventh or tenth month of the Plan Year coinciding with or next following the date on which an Employee meets the eligibility requirements.

	4.	The earlier of the first day of the Plan Year or the first day of the seventh month of the Plan Year coinciding with or next following the date on which an Employee meets the eligibility requirements.
5.

The first day of the Plan Year following the date on which the Employee meets the eligibility requirements.  If this election is made, the Service waiting period cannot be greater than one-half year and the minimum age requirement may not be greater than age 20-1/2.

	6.	The first day of the Plan Year nearest the date on which an Employee meets the eligibility requirements. This option can only be selected for Employer related contributions.
9

END OF PAGE 26
		7.	The first day of the Plan Year during which the Employee meets the eligibility requirements. This option can only be selected for Employer related contributions.
		8.	The Employee's date of hire.
	F.	Employees on Effective Date:
	[X]	1.	All Employees will be required to satisfy both the age and Service requirements specified above.
	[ ]	2.	Employees employed on the Plan's Effective Date do not have to satisfy the age requirement specified above.
	[ ]	3.	Employees employed on the Plan's Effective Date do not have to satisfy the Service requirement specified above.
[ ]	G.

Special Waiver of Eligibility Requirements:

The age and/or Service eligibility requirements specified above shall be waived for those eligible Employees who are employed on the following date for the contribution type(s) specified.  This waiver applies to either the age or Service requirement or both as elected below.

		Waiver Date	Waiver of Age Requirement	Waiver of Service Requirement	Contribution Type
		_____	_____	_____	All Contributions
		_____	_____	_____	Elective Deferrals
		_____	_____	_____	Employer Discretionary
		_____	_____	_____	Non-Safe Harbor Match Formula 1
		_____	_____	_____	Safe Harbor Contribution
		_____	_____	_____	QNEC
		_____	_____	_____	QMAC
		_____	_____	_____	Non-Safe Harbor Match Formula 2

V.	RETIREMENT AGES
	A.	Normal Retirement:
	[X]	1.	Normal Retirement Age shall be age 65 (not to exceed 65).
	[ ]	2.

Normal Retirement Age shall be the later of attaining age            (not to exceed age 65) or the            (not to exceed the fifth) anniversary of the first day of the first Plan Year in which the Participant commenced participation in the Plan.

		3.	The Normal Retirement Date shall be:
		[ ]	a.	as of the date the Participant attains Normal Retirement Age.
		[X]	b.	the first day of the month next following the Participant's attainment of Normal Retirement Age.
	B.	Early Retirement:
	[ ]	1.	Not applicable.
	[X]	2.	The Plan shall have an Early Retirement Age of 55 (not less than age 55) and completion of 7 Years of Service.
10

END OF PAGE 27
3.	The Early Retirement Date shall be:
[ ]	a.	as of the date the Participant attains Early Retirement Age.
[X]	b.	the first day of the month next following the Participant's attainment of Early Retirement Age.

VI.	EMPLOYEE CONTRIBUTIONS
[X]	A.	Elective Deferrals:
	[ ]	1.	Up to %.
	[ ]	2.	Participants shall be permitted to make Elective Deferrals in any amount from a minimum of % to a maximum of % of their Compensation not to exceed $ .
	[ ]	3.	Participants shall be permitted to make Elective Deferrals in a flat dollar amount from a minimum of $ to a maximum of $ , not to exceed % of their Compensation.
	[X]	4.	Up to the maximum percentage of Compensation and dollar amount permissible under Section 402(g) of the Internal Revenue Code not to exceed the limits of Code Sections 401(k), 404 and 415.
	B.	Bonus Option:
	[X]	1.	Not applicable.
	[ ]	2.

Bonuses paid by the Employer are included in the definition of Compensation, and the Employer permits a Participant to amend their deferral election to defer to the Plan, an amount not to exceed           % or $           of any bonus received by the Participant for any Plan Year.

[ ]	C.	Automatic Enrollment: The Employer elects the automatic enrollment provisions as follows:
	[ ]	1.	New Employees. Employees who have not met the eligibility requirements shall have Elective Deferrals withheld in the amount of % of Compensation or $ of Compensation upon entering the Plan.
	[ ]	2.

Current Participants.  Current Participants who are deferring at a percentage less than the amount selected herein shall have Elective Deferrals withheld in the amount of           % of Compensation or $           of Compensation.

	[ ]	3.	Current Employees. Employees who are eligible to participate but not deferring shall have Elective Deferrals withheld in the amount of % of Compensation or $ of Compensation.
		Employees and Participants shall have the right to amend the stated automatic Elective Deferral percentage or receive cash in lieu of deferral into the Plan.
	D.	Voluntary After-tax Contributions:
	[X]	1.	The Plan does not permit Voluntary After-tax Contributions.
	[ ]	2.	Participants may make Voluntary After-tax Contributions in any amount from a minimum of % to a maximum of % of their Compensation or a flat dollar amount from a minimum of $ to a maximum of $ .

If recharacterization of Elective Deferrals has been elected at Section XII(D) in this Adoption Agreement, Voluntary After-tax Contributions must be permitted in the Plan by completing the section above.

END OF PAGE 28
E.	Required After-tax Contributions (Thrift Savings Plans only):
[X]	1.	The Plan does not permit Required After-tax Contributions.
[ ]	2.	Participants shall be required to make Required After-tax Contributions as follows:
	[ ]	a.	% of Compensation.
	[ ]	b.	A percentage determined by the Employee.
F.	Rollover Contributions:
[ ]	1.	The Plan does not accept Rollover Contributions.
[ ]	2.	Participants may make Rollover Contributions after meeting the eligibility requirements for participation in the Plan.
[X]	3.	Employees may make Rollover Contributions prior to meeting the eligibility requirements for participation in the Plan.
G.	Elective Plan to Plan Transfer Contributions:
[X]	1.	The Plan does not accept Transfer Contributions.
[ ]	2.	Participants may make Transfer Contributions after meeting the eligibility requirements for participation in the Plan.
[ ]	3.	Employees may make Transfer Contributions prior to meeting the eligibility requirements for participation in the Plan.
H.

Changes to Elective Deferrals:

Participants shall be permitted to terminate their Elective Deferrals at any time upon proper and timely notice to the Employer.  Modifications to Participants' Elective Deferrals will become effective on a prospective basis as provided for below:

[X]	1.	On a daily basis.
[ ]	2.	Upon (not to exceed 90) days notice to the Plan Administrator.
[ ]	3.	On the first day of each quarter.
[ ]	4.	On the first day of the next month.
[ ]	5.	The beginning of the next payroll period.
I.	Reinstatement of Elective Deferrals: Participants who terminate their Elective Deferrals shall be permitted to reinstate their Elective Deferrals on a prospective basis as provided for below:
[X]	1.	On a daily basis.
[ ]	2.	Upon (not to exceed 90) days notice to the Plan Administrator.
[ ]	3.	On the first day of each quarter.
[ ]	4.	On the first day of the next month.
[ ]	5.	The beginning of the next payroll period.
12

END OF PAGE 29
VII.	SAFE HARBOR PLAN PROVISIONS
[ ]	The Employer elects to comply with the Safe Harbor Cash or Deferred Arrangement provisions of Article XI of Basic Plan Document #01 and elects one of the following contribution formulas:
	A.	Safe Harbor Tests:
	[ ]	1.	Only the ADP and not the ACP Test Safe Harbor provisions are applicable.
	[ ]	2.	Both the ADP and ACP Test Safe Harbor provisions are applicable. If both ADP and ACP provisions are applicable:
		[ ]	a.	No additional Matching Contributions will be made in any Plan Year in which the Safe Harbor provisions are used.
		[ ]	b.

The Employer may make Matching Contributions in addition to any Safe Harbor Matching Contributions elected below.  (Complete provisions in Article VIII regarding Matching Contributions that will be made in addition to those Safe Harbor Matching Contributions made below.)

[ ]	B.	Designation of Alternate Plan to Receive Safe Harbor Contribution:
If the Safe Harbor Contribution as elected below is not being made to this Plan, the name of the other plan that will receive the Safe Harbor Contribution is: .
[ ]	C.

Basic Matching Contribution Formula:

Matching Contributions will be made on behalf of Participants in an amount equal to 100% of the amount of the Eligible Participant's Elective Deferrals that do not exceed 3% of the Participant's Compensation and 50% of the amount of the Participant's Elective Deferrals that exceed 3% of the Participant's Compensation but that do not exceed 5% of the Participant's Compensation.

[ ]	D.	Enhanced Matching Contribution Formula: Matching Contributions will be made in an amount equal to the sum of:
	[ ]	1.	% (may not be less than 100%) of the Participant's Elective Deferrals that do not exceed % (if more than 6% or if left blank, the ACP Test will apply) of the Participant's Compensation, plus
	[ ]	2.

          % of the Participant's Elective Deferrals that exceed           % of the Participant's Compensation but do not exceed           % (if more than 6% or if left blank the ACP Test will apply) of the Participant's Compensation.

This section must be completed so that at any rate of Elective Deferrals, the Matching Contribution is at least equal to the Matching Contribution received if the Employer used the Basic Matching Contribution Formula.  The rate of match cannot increase as Elective Deferrals increase.  If an additional discretionary match is made, the dollar amount may not exceed 4% of the Participant's Compensation.

[ ]	E.	Guaranteed Non-Elective Contribution Formula: The Employer shall make a Non-Elective Contribution equal to % (not less than 3%) of the Compensation of each Eligible Participant.
[ ]	F.

Flexible Non-Elective Contribution Formula:

This provision provides the Employer with the ability to amend the Plan to comply with the Safe Harbor provisions during the Plan Year.  To provide such option, the Employer must amend the Plan and indicate on Schedule D that the Safe Harbor Non-Elective Contribution (not less than 3%) will be made for the specified Plan Year.  Such election must comply with all the applicable notice requirements.

END OF PAGE 30
		Additional Non-Safe Harbor contributions may be made to the Plan pursuant to Article XI of Basic Plan Document #01.
[ ]	G.	Limitations on Safe Harbor Matching Contributions: If a Safe Harbor Matching Contribution is made to the Plan:
	[ ]	1.	The Employer will annualize Safe Harbor Matching Contributions.
	[ ]	2.	The Employer will not annualize Safe Harbor Matching Contributions and elects to match actual Elective Deferrals made:
		[ ]	a.	on a payroll basis.
		[ ]	b.	on a monthly basis.
		[ ]	c.	on a Plan Year quarterly basis.

If no election is made, the payroll period method will be used.  If one of the Matching Contribution calculation periods at Section VII(G)(2) above is selected, Matching Contributions must be deposited to the Plan not later than the last day of the calendar quarter next following the quarter to which they relate.

If the Safe Harbor Plan provisions are elected, the antidiscrimination tests at Article XI of the Basic Plan Document #01 are not applicable.  Safe Harbor Contributions made are subject to the withdrawal restrictions of Code Section 401(k)(2)(B) and Treasury Regulations Section 1.401(k)-1(d); such contributions (and earnings thereon) must not be distributable earlier than separation from Service, death, Disability, an event described in Code Section 401(k)(10), or in the case of a profit-sharing or stock bonus plan, the attainment of age 59-1/2.  Safe Harbor Contributions are NOT available for Hardship withdrawals.

The ACP Test Safe Harbor is automatically satisfied if the only Matching Contribution to the Plan is either a Basic Matching Contribution or an Enhanced Matching Contribution that does not provide a match on Elective Deferrals in excess of 6% of Compensation.  For Plans that allow Voluntary or Required After-tax Contributions, the ACP Test is applicable with regard to such contributions.

Employees eligible to make Elective Deferrals to this Plan must be eligible to receive the Safe Harbor Contribution in the Plan listed above, to the extent required by IRS Notices 98-52 and 2000-3.

VIII.

EMPLOYER CONTRIBUTIONS

The Employer shall make contributions to the Plan in accordance with the formula or formulas selected below.  The Employer's contribution shall be subject to the limitations contained in Articles III and XI.  For this purpose, a contribution for a Plan Year shall be limited by Compensation earned in the Limitation Year that ends with or within such Plan Year.

Do not complete this Section of the Adoption Agreement if the Plan only offers a Safe Harbor Contribution.  A Plan that offers both a Safe Harbor Matching Contribution as well as an additional Matching Contribution, which is specified below, must complete both Sections VII and VIII of the Adoption Agreement.

A.

Matching Employer Contribution:

Select the Matching Contribution Formula, Computation Period, and special Limitations for each contribution type from the options listed below.  Enter the letter of the option(s) selected on the lines provided.  Leave the line blank if no election is required.

END OF PAGE 31
Type of Contribution	Non-Safe Harbor Matching Formula 1	Matching Computation Period	Limitations	Non-Safe Harbor Matching Formula 2	Matching Computation Period	Limitations
Elective Deferrals	a	g	____	c	g	____
Voluntary After-tax	____	____	____	____	____	____
Required After-tax	____	____	____	____	____	____
403(b) Deferrals	____	____	____	____	____	____

If any election is made with respect to "403(b) Deferrals" above, and if this Plan is used to fund any Employer Contributions, Employer Contributions will be based on the Elective Deferrals made to an existing 403(b) plan sponsored by the Employer.

Name of corresponding 403(b) plan:                                                    .

1.	Matching Contribution Formulas: Elective Deferral Matching Contribution Formulas:
a.

Percentage of Deferral Match:  The Employer shall contribute to each eligible Participant's account an amount equal to  25%  of the Participant's Elective Deferrals up to a maximum of  1.5%  or $           of Compensation.

b.

Uniform Dollar Match:  The Employer shall contribute to each eligible Participant's account $           if the Participant contributes at least           % or $            of Compensation.  The Employer's contribution will be made up to a maximum of           % of Compensation.

c.

Discretionary Match:  The Employer's Matching Contribution shall be determined by the Employer with respect to each Plan Year.  The Matching Contribution shall be contributed to each eligible Participant in accordance with the nondiscriminatory formula determined by the Employer.  If this Plan is also utilizing a Safe Harbor Contribution, pursuant to Section VII of this Adoption Agreement, Discretionary Matching Contributions may not exceed 4% of Compensation.

d.

Tiered Match:  The Employer shall contribute to each eligible Participant's account an amount equal to:

--                % of the first           % of the Participant's Compensation contributed, and
--                % of the next           % of the Participant's Compensation contributed, and
--                % of the next           % of the Participant's Compensation contributed

The Employer's contribution will be made up to the [   ] greater of [   ] lesser of           % of Compensation, or $          .

The percentages specified above may not increase as the percentage of the Participant's contribution increases.

END OF PAGE 32
e.

Percentage of Compensation Match:  The Employer shall contribute to each eligible Participant's account           % of Compensation if the eligible Participant contributes at least           % of Compensation.

The Employer's contribution will be made up to the [   ] greater of [   ] lesser of           % of Compensation or $          .

f.

Proportionate Compensation Match:  The Employer shall contribute to each eligible Participant who defers at least           % of Compensation, an amount determined by multiplying such Employer Matching Contribution by a fraction, the numerator of which is the Participant's Compensation and the denominator of which is the Compensation of all Participants eligible to receive such an allocation.

The Employer's contribution will be made up to the [   ] greater of [   ] lesser of           % of Compensation or $          .

g.	Length of Service Match: The Employer shall make Matching Contributions equal to the formula determined under the following schedule:
	Participant's Total Years of Service	Matching Contribution Formula

Each separate matching percentage contribution must satisfy Code Section 401(a)(4) nondiscrimination requirements and the ACP test.
Voluntary After-tax Matching Contribution Formulas:
h.

Percentage of Deferral Match:  The Employer shall contribute to each eligible Participant's account an amount equal to           % of the Participant's Voluntary After-tax Contributions up to a maximum of           % or $           of Compensation.

i.

Uniform Dollar Match:  The Employer shall contribute to each eligible Participant's account $           if the Participant contributes at least           % or $           of Compensation.  The Employer's contribution will be made up to the maximum of           % of Compensation.

j.

Discretionary Match:  The Employer's Matching Contribution shall be determined by the Employer with respect to each Plan Year.  The Matching Contribution shall be contributed to each eligible Participant in accordance with the nondiscriminatory formula determined by the Employer.

Required After-tax Matching Contribution Formulas:
k.

Percentage of Deferral Match:  The Employer shall contribute to each eligible Participant's account an amount equal to           % of the Participant's Required After-tax Contributions up to a maximum of           %, or $           of Compensation.

l.

Uniform Dollar Match:  The Employer shall contribute to each eligible Participant's account $           if the Participant contributes at least           % or $           of Compensation.  The Employer's contribution will be made up to the maximum of           % of Compensation.

END OF PAGE 33
m.

Discretionary Match:  The Employer's Matching Contribution shall be determined by the Employer with respect to each Plan Year.  The Matching Contribution shall be contributed to each eligible Participant in accordance with the nondiscriminatory formula determined by the Employer.

If the Matching Contribution formula selected by the Employer is 100% vested and may not be distributed to the Participant before the earlier of the date the Participant separates from Service, retires, becomes disabled, attains 59-1/2, or dies, it may be treated as a Qualified Matching Contribution.

403(b) Matching Contribution Formulas:

n.

Percentage of Deferral Match:  The Employer shall contribute to each eligible Participant's account an amount equal to           % of the Participant's 403(b) Deferrals up to a maximum of           %, or $           of Compensation.

o.

Uniform Dollar Match:  The Employer shall contribute to each eligible Participant's account $           if the Participant contributes at least           % of Compensation.  The Employer's contribution will be made up to the maximum of           % of Compensation.

p.

Discretionary Match:  The Employer's Matching Contribution shall be determined by the Employer with respect to each Plan Year.  The Matching Contribution shall be contributed to each eligible Participant in accordance with the nondiscriminatory formula determined by the Employer.

2.

Matching Contribution Computation Period:  The Compensation or any dollar limitation imposed in calculating the match will be based on the period selected below.  Matching Contributions will be calculated on the following basis:

	a.	Weekly	e.	Quarterly
	b.	Bi-weekly	f.	Semi-annually
	c.	Semi-monthly	g.	Annually
	d.	Monthly	h.	Payroll Based
The calculation of Matching Contributions based on the Computation Period selected above has no applicability as to when the Employer remits Matching Contributions to the Trust.
3.	Limitations on Matching Formulas:
	a.	Annualization of Matching Contributions. The Employer elects to annualize Matching Contributions made to the Plan. If this election is not made, Matching Contributions will not be annualized.
b.

Contributions to Participants who are not Highly Compensated Employees:  Contribution of the Employer's Matching Contribution will be made only to eligible Participants who are Non-Highly Compensated Employees.

c.

Deferrals withdrawn prior to the end of the Matching Computation Period:

Matching Contributions (whether or not Qualified) will not be made on Employee contributions withdrawn prior to the end of the [   ] Matching Computation Period, or [   ] Plan Year.

If elected [   ], this requirement shall apply in the event of a withdrawal occurring as the result of a termination of employment for reasons of retirement, Disability or death.

END OF PAGE 34
	4.	Qualified Matching Contributions (QMAC):
	[ ]	a.

For purposes of the ADP or ACP Test, all Matching Contributions made to the Plan will be deemed "Qualified" for purposes of calculating the Actual Deferral Percentage and/or Actual Contribution Percentage.  All Matching Contributions must be fully vested when made and are not available for in-service withdrawal.

	[ ]	b.

For purposes of the ADP or ACP Test, only Matching Contributions made to the Plan that are needed to meet the Actual Deferral Percentage or Actual Contribution Percentage Test will be deemed "Qualified" for purposes of calculating the Actual Deferral Percentage and/or Actual Contribution Percentage.  All such Matching Contributions used must be fully vested when made and are not available for in-service withdrawal.

	5.	Qualified Non-Elective Contributions (QNEC):
a.

For purposes of the ADP or ACP Test, all Non-Elective Contributions made to the Plan will be deemed "Qualified" for purposes of calculating the Actual Deferral Percentage and/or Actual Contribution Percentage.  All Non-Elective Contributions must be fully vested when made and are not available for in-service withdrawal.

b.

For purposes of the ADP or ACP Test, only the Non-Elective Contributions made to the Plan that are needed to meet the Actual Deferral Percentage or Actual Contribution Percentage Test will be deemed "Qualified" for purposes of calculating the Actual Deferral Percentage and/or Actual Contribution Percentage.  All such Non-Elective Contributions used must be fully vested when made and are not available for in-service withdrawal.

B.	Qualified Matching (QMAC) and Qualified Non-Elective (QNEC) Employer Contribution Formulas:
[ ]	1.	QMAC Contribution Formula: The Employer may contribute to each eligible Participant's Qualified Matching account an amount equal to (select one or more of the following):
	[ ]	a.	$ or % of the Participant's Elective Deferrals.
	[ ]	b.	$ or % of the Participant's Voluntary After-tax Contributions.
	[ ]	c.	$ or % of the Participant's Required After-tax Contributions.
[ ]	2.

Discretionary QMAC Contribution Formula:  The Employer shall have the right to make a discretionary QMAC contribution.  The Employer's Matching Contribution shall be determined by the Employer with respect to each Plan Year's eligible Participants.  This part of the Employer's contribution shall be fully vested when made.

[ ]	3.

Discretionary Percentage QNEC Contribution Formula:  The Employer shall have the right to make a discretionary QNEC contribution that shall be allocated to each eligible Participant's account in proportion to his or her Compensation as a percentage of the Compensation of all eligible Participants.  This part of the Employer's contribution shall be fully vested when made.  This contribution will be made to:

END OF PAGE 35
		[ ]	a.	All eligible Participants.
		[ ]	b.	Only eligible Participants who are Non-Highly Compensated Employees.
	[ ]	4.

Discretionary Uniform Dollar QNEC Contribution Formula:  The Employer shall have the right to make a discretionary QNEC contribution that shall be allocated to each eligible Participant's account in a uniform dollar amount to be determined by the Employer and allocated in a nondiscriminatory manner.  This part of the Employer's contribution shall be fully vested when made and not available for in-service withdrawal.  This contribution will be made to:

		[ ]	a.	All eligible Participants.
		[ ]	b.	Only eligible Participants who are Non-Highly Compensated Employees.
	[X]	5.

Corrective QNEC Contribution Formula:  The Employer shall have the right to make a QNEC contribution in the amount necessary to pass the ADP/ACP Test or the maximum permitted under Code Section 415.  This contribution will be allocated to some or all Non-Highly Compensated Participants designated by the Plan Administrator.  The allocation will be the lesser of the amount required to pass the ADP/ACP Test, or the maximum permitted under Code Section 415 and is not available for in-service withdrawal.  This part of the Employer's contribution shall be fully vested when made.

[ ]	C.

Discretionary Employer Contribution -- Non-Integrated Formula:  The Employer shall have the right to make a discretionary contribution.  The Employer's contribution for the Plan Year shall be made to the accounts of eligible Participants as follows:

	[ ]	1.	Such contribution shall be allocated as a percentage of the Employer's Net Profits.
	[ ]	2.	Such contribution shall be allocated as a percentage of Compensation of eligible Participants for the Plan Year.
	[ ]	3.	Such contribution shall be allocated in an amount fixed by an appropriate action of the Employer as of the time prescribed by law.
	[ ]	4.	Such contribution shall be allocated equally in a uniform dollar amount to each eligible Participant.
	[ ]	5.	Such contribution shall be allocated in the same dollar amount to each eligible Participant per Hour of Service the Participant is entitled to Compensation.
[ ]	D.

Discretionary Employer Contribution -- Excess Integrated Allocation Formula:  The Employer shall have the right to make a discretionary contribution.  The Employer's contribution for the Plan Year shall be allocated to the accounts of eligible Participants as follows:

Only one plan maintained by the Employer may be integrated with Social Security. Any Plan utilizing a Safe Harbor formula provided in Section VII of this Adoption Agreement may not apply the Safe Harbor Contribution to the integrated allocation formula.  If the Plan is not Top-Heavy or if the Top-Heavy minimum contribution or benefit is provided under another Plan covering the same Employees, paragraphs (1) and (2) below may be disregarded and 5.7%, 5.4% or 4.3% may be substituted for 2.7%, 2.4% or 1.3% where it appears in paragraph (3) below.

		1.	Step One: To the extent contributions are sufficient, all Participants will receive an allocation equal to 3% of their Compensation.
19

END OF PAGE 36
		2.

Step Two:  Any remaining Employer contributions will be allocated up to a maximum of 3% of excess Compensation of all Participants to Participants who have Compensation in excess of the Integration Level (excess Compensation).  Each such Participant will receive an allocation in the ratio that his or her excess Compensation bears to the excess Compensation of all Participants.  If Employer contributions are insufficient to fund to this level, the Employer must determine the uniform allocation percentage to allocate to those Participants who have Compensation in excess of the Integration Level.  To determine this uniform allocation percentage, the Employer must take the remaining contribution and divide that amount by the total excess Compensation of Participants.

		3.

Step Three:  Any remaining Employer contributions will be allocated to all Participants in the ratio that their Compensation plus excess Compensation bears to the total Compensation plus excess Compensation of all Participants.  Participants may only receive an allocation of up to 2.7% of their Compensation plus excess Compensation, under this allocation step.  If the Integration Level defined at Section III(E) is less than or equal to the greater of $10,000 or 20% of the maximum, the 2.7% need not be reduced.  If the amount specified is greater than the greater of $10,000 or 20% of the maximum Taxable Wage Base, but not more than 80%, 2.7% must be reduced to 1.3%.  If the amount specified is greater than 80% but less than 100% of the maximum Taxable Wage Base, the 2.7% must be reduced to 2.4%.  If Employer contributions are insufficient to fund to this level, the Employer must determine the uniform allocation percentage to allocate to those Participants who have Compensation up to the Integration Level and excess Compensation.  To determine this uniform allocation percentage, the Employer must take the remaining contribution and divide that amount by the total Compensation including excess Compensation of Participants.

		4.	Step Four: Any remaining Employer contributions will be allocated to all Participants in the ratio that each Participant's Compensation bears to all Participants' Compensation.
[ ]	E.

Discretionary Employer Contribution -- Base Integrated Allocation Formula:  The Employer shall have the right to make a discretionary contribution.  To the extent that such contributions are sufficient, they shall be allocated as follows:

          % of each eligible Participant's Compensation, plus

          % of Compensation in excess of the Integration Level defined at Section III(E) hereof.

The percentage of excess Compensation may not exceed the lesser of (i) the amount first specified in this paragraph or (ii) the greater of 5.7% or the percentage rate of tax under Code Section 3111(a) as in effect on the first day of the Plan Year attributable to the Old Age (OA) portion of the OASDI provisions of the Social Security Act.  If the Employer specifies an Integration Level in Section III(E) which is lower than the Taxable Wage Base for Social Security purposes (SSTWB) in effect as of the first day of the Plan Year, the percentage contributed with respect to excess Compensation must be adjusted.  If the Plan's Integration Level is greater than the larger of $10,000 or 20% of the SSTWB but not more than 80% of the SSTWB, the excess percentage is 4.3%.  If the Plan's Integration Level is greater than 80% of the SSTWB but less than 100% of the SSTWB, the excess percentage is 5.4%.

Only one Plan maintained by the Employer may be integrated with Social Security.  Any Plan utilizing a Safe Harbor formula as provided in Section VII of this Adoption Agreement may not apply the Safe Harbor Contributions to the integrated allocation formula.

[ ]	F.

Uniform Points Allocation Formula:  The allocation for each eligible Participant will be determined by a uniform points method.  Each eligible Participant's allocation shall bear the same relationship to the Employer contribution as the Participant's total points bear to all points awarded.  Each eligible Participant will receive            points for each of the following:

	[ ]	1.	Year(s) of age.
	[ ]	2.	Year(s) of Service determined:
20

END OF PAGE 37
		[ ]	a.	In the same manner as determined for eligibility.
		[ ]	b.	In the same manner as determined for vesting.
		[ ]	c.	Points will not be awarded with respect to Year(s) of Service in excess of .
	[ ]	3.	$ (not to exceed $200) of Compensation.
[X]	G.	Additional Adopting Employers:
	[X]	1.

All participating Employers' contributions under Section VIII entitled "Employer Contributions" above and forfeitures, if applicable, attributable to each specific contribution source shall be pooled together and allocated uniformly among all eligible Participants.

	[ ]	2.

Each participating Employer's contribution under Section VIII above and forfeitures attributable to each specific contribution source made by such Employer shall be allocated only to eligible Participants of the participating Employer.

Where contributions and forfeitures are to be allocated to eligible Participants by participating Employers, each such Employer must maintain data demonstrating that the allocations by group satisfy the nondiscrimination rules under Code Section 401(a)(4).

	H.

Minimum Employer Contribution Formula Under Top-Heavy Plans:

For any Plan Year during which the Plan is Top-Heavy, the sum of the contributions (excluding Elective Deferrals and/or Matching Contributions) allocated to non-Key Employees shall not be less than the amount required under the Basic Plan Document #01.  The eligibility of a Participant to receive Top-Heavy Contributions mirrors the eligibility for any contribution with the earliest Entry Date.  Top-Heavy minimums will be allocated to:

	[ ]	1.	all eligible Participants.
	[X]	2.	only eligible non-Key Employees who are Participants.
IX.	ALLOCATIONS TO PARTICIPANTS
	A. [ ]	This is a Safe Harbor Plan: Employer Non-Elective and/or Matching Contributions will be made to all Employees who have satisfied the Safe Harbor eligibility requirements.
	B.	Allocation Accrual Requirements: A Year of Service for eligibility to receive an allocation of Employer contributions will be determined on the basis of the:
	[ ]	1.	Elapsed Time method.
	[X]	2.

Hours of Service method:  A Year of Service will be credited upon completion of the requirements below.  A Year of Service for allocation accrual purposes cannot be less than 1 Hour of Service nor greater than 1,000 hours by operation of law.  If left blank, the Plan will use 1,000 hours.  Enter whole digit numbers only.

			a.	Active Participants:
				Contribution Type	Hours of Service Requirement
				All contributions	____
				Non-Safe Harbor Match Formula 1	1
				Employer Discretionary	____
				QNECs	____
				QMACs	____
				Non-Safe Harbor Match Formula 2	1
21

END OF PAGE 38
			b.	Terminated Participants:
					Contribution Type	Hours of Service Requirement
					All contributions	____
					Non-Safe Harbor Match Formula 1	1
					Employer Discretionary	____
					QNECs	____
					QMACs	____
					Non-Safe Harbor Match Formula 2	1
C.

Allocation of Contributions to Participants:

Employer contributions for a Plan Year will be allocated to all Participants who have met the allocation accrual requirements at Section IX(B) above and who have met the following allocation accrual requirements (check all applicable boxes):

					Match Formula	Match Formula	QNEC	QMAC	Discretionary
		1.	For Plans using the Elapsed Time method, contributions will be allocated to terminated Participants who have completed (not more than 12) months of Service		[ ]	[ ]	[ ]	[ ]	[ ]
		2.	Employed on the last day of the Plan Year		[ ]	[X]	[ ]	[ ]	[ ]
		3.	The Hours of Service or Period of Service requirement in the Plan Year of termination is waived due to:
			a.	Retirement	[ ]	[X]	[ ]	[ ]	[ ]
			b.	Disability	[ ]	[X]	[ ]	[ ]	[ ]
			c.	Death	[ ]	[X]	[ ]	[ ]	[ ]
			d.	Other: *	[ ]	[ ]	[ ]	[ ]	[ ]
			e.	No last day of the Plan Year requirement in Plan Year of the occurrence of any of the above events	[ ]	[X]	[ ]	[ ]	[ ]
* The event designated by the Employer shall be applied to all Participants in a nondiscriminatory manner.
[ ]	D.

Contributions to Disabled Participants:

The Employer will make contributions on behalf of a Participant who is permanently and totally disabled.  These contributions will be based on the Compensation each such Participant would have received for the Limitation Year if the Participant had been paid at the rate of Compensation paid immediately before becoming permanently and totally disabled.  Such imputed Compensation for the disabled Participant may be taken into account only if the Participant is not a Highly Compensated Employee.  These contributions will be 100% vested when made.

22

END OF PAGE 39
	E.	Leased Employees:
	[X]	1.	Not applicable. Leased Employees do not participate in this Plan.
	[ ]	2.	A Leased Employee of the Employer is a Participant in the Plan and may also participate in a plan maintained by the leasing organization.
X.	DISPOSITION OF FORFEITURES
[ ]	A.	Not applicable. All contributions are fully vested. If (A) is selected, do not complete (B) or (C) below.
[X]	B.	Forfeiture Allocation Alternatives: Select the method in which forfeitures associated with the contribution type will be allocated (number each item in order of use).
Employer Contribution Type
			Disposition Method	All Non-Safe Harbor Matching Contributions	All Other Contributions
		1.	Restoration of Participant's forfeitures.
		2.	Used to reduce the Employer's contribution under the Plan.
		3.	Used to reduce the Employer's Matching Contribution.	1
		4.	Used to offset Plan expenses.
		5.	Added to the Employer's contribution (other than Matching) under the Plan.
		6.	Added to the Employer's Matching Contribution under the Plan.
7.

Allocate to all Participants eligible to share in the allocations in the same proportion that each Participant's Compensation for the year bears to the Compensation of all other Participants for such year.

		8.	Allocate to all NHCEs eligible to share in the allocations in proportion to each such Participant's Compensation for the year.
		9.	Allocate to all NHCEs eligible to share in the allocations in proportion to each such Participant's Elective Deferrals for the year.
10.

Allocate to all Participants eligible to share in the allocations in the same proportion that each Participant's Elective Deferrals for the year bears to the Elective Deferrals of all Participants for such year.

23

END OF PAGE 40

Participants eligible to share in the allocation of other Employer Contributions under Section VIII shall be eligible to share in the allocation of forfeitures except where allocations are only to Non-Highly Compensated Employees.

C.

Timing of Allocation of Forfeitures:

If no distribution or deemed distribution has been made to a former Participant, nonvested portions shall be forfeited at the end of the Plan Year during which the former Participant incurs his or her fifth consecutive one-year Break in Service.

If a former Participant has received the full amount of his or her vested interest, the nonvested portion of his or her account shall be forfeited and be disposed of:

[ ]	1.	during the Plan Year following the Plan Year in which the forfeiture arose.
[X]	2.

as of any Valuation or Allocation Date during the Plan Year (or as soon as administratively feasible following the close of the Plan Year) in which the former Participant receives full payment of his or her vested benefit.

[ ]	3.	at the end of the Plan Year during which the former Participant incurs his or her (1st, 2nd, 3rd, 4th or 5th) consecutive one-year Break in Service.
[ ]	4.	as of the end of the Plan Year during which the former Participant received full payment of his or her vested benefit.
[ ]	5.

as of the earlier of the first day of the Plan Year, or the first day of the seventh month of the Plan Year following the date on which the former Participant has received full payment of his or her vested benefit.

[ ]	6.	as of the next Valuation or Allocation Date following the date on which the former Participant receives full payment of his or her vested benefit.

XI.	MULTIPLE PLANS MAINTAINED BY THE EMPLOYER, LIMITATIONS ON ALLOCATIONS, AND TOP-HEAVY CONTRIBUTIONS
	A.	Plans Maintained By The Employer:
	[ ]	1.

This is the only Plan the Employer maintains.  In the event that the allocation formula results in an Excess Amount, such excess, after distribution of Employee contributions pursuant to paragraph 10.2 of the Basic Plan Document #01, shall be:

		[ ]	a.	Placed in a suspense account for the benefit of the Participant without the crediting of gains or losses for the benefit of the Participant.
		[ ]	b.	Reallocated as additional Employer contributions to all other Participants to the extent that they do not have any Excess Amount.
If no method is specified, the suspense account method will be used.
	[X]	2.

The Employer does maintain another Plan [including a Welfare Benefit Fund or an individual medical account as defined in Code Section 415(l)(2)], under which amounts are treated as Annual Additions and has completed the proper sections below.

		a.	If the Participant is covered under another qualified Defined Contribution Plan maintained by the Employer, other than a Master or Prototype Plan:
24

END OF PAGE 41
		[X]	i.	The provisions of Article X of the Basic Plan Document #01 will apply as if the other plan were a Master or Prototype Plan.
		[ ]	ii.

The Employer has specified below the method under which the plans will limit total Annual Additions to the Maximum Permissible Amount, and will properly reduce any Excess Amounts in a manner that precludes Employer discretion.

Employers who maintained a qualified Defined Benefit Plan prior to January 1, 2000, should complete Schedule C to document the preamendment operation of the Plan.
		b.	Allocation of Excess Annual Additions: In the event that the allocation formula results in an Excess Amount, such excess, after distribution of Employee contributions, shall be:
		[X]	i.	Placed in a suspense account for the benefit of the Participant without the crediting of gains or losses for the benefit of the Participant.
		[ ]	ii.	Reallocated as additional Employer contributions to all other Participants to the extent that they do not have any Excess Amount.
If no method is specified, the suspense account method will be used.
B.

Top-Heavy Provisions:

In the event the Plan is or becomes Top-Heavy, the minimum contribution or benefit required under Code Section 416 relating to Top-Heavy Plans shall be satisfied in the elected manner:

[ ]	1.	This is the only Plan the Employer maintains or ever maintained. The minimum contribution will be satisfied by this Plan.
[ ]	2.	The Employer does maintain another Defined Contribution Plan. The minimum contribution will be satisfied by:
	[ ]	a.	this Plan.
	[ ]	b.	(Name of other Qualified Plan)
[X]	3.	The Employer maintains a Defined Benefit Plan. A method is stated below under which the minimum contribution and benefit provisions of Code Section 416 will be satisfied.

XII.

ANTIDISCRIMINATION TESTING

For Plans which are being amended and restated for GUST, please complete Schedule C outlining the preamendment operation of the Plan, as well as this section of the Adoption Agreement. The testing elections made below will apply to the future operation of the Plan.

[ ]	A.

The Plan is not subject to ADP or ACP testing.  The Plan does not offer Voluntary After-tax or Required After-tax Contributions and it either meets the Safe Harbor provisions of Section VII of this Adoption Agreement, or it does not benefit any Highly Compensated Employees.

25

END OF PAGE 42
[X]	B.	Testing Elections:
	[X]	1.	This Plan is using the Prior Year testing method for purposes of the ADP and ACP Tests.
	[ ]	2.	This Plan is using the Current Year testing method for purposes of the ADP and ACP Tests.

If no election is made, the Plan will use the Current Year testing method.

This election cannot be rescinded for a Plan Year unless (1) the Plan has been using the Current Year testing method for the preceding 5 Plan Years or, if lesser, the number of Plan Years the Plan has been in existence; or (2) the Plan otherwise meets one of the conditions specified in IRS Notice 98-1 (or other superseding guidance) for changing from the Current Year testing method.

A Prototype Plan must use the same testing method for both the ADP and ACP tests for Plan Years beginning on or after the date the Employer adopts its GUST-restated Plan document.

[ ]	C.	Testing Elections for the First Plan Year: Complete only when Prior Year testing method election is made.
	[ ]	1.

If this is not a successor Plan, then for the first Plan Year this Plan permits (a) any Participant to make Employee contributions, (b) provides for Matching Contributions or (c) both, the ACP used in the ACP Test for Participants who are Non-Highly Compensated Employees shall be such first Plan Year's ACP.  Do not select this option if the Employer is using the "deemed 3%" rule.

	[ ]	2.

If this is not a successor Plan, then for the first Plan Year this Plan permits any Participant to make Elective Deferrals, the ADP used in the ADP Test for Participants who are Non-Highly Compensated Employees shall be such first Plan Year's ADP. Do not select this option if the Employer is using the "deemed 3%" rule.

[ ]	D.

Recharacterization:

Elective Deferrals may be recharacterized as Voluntary After-tax Contributions to satisfy the ADP Test. The Employer must have elected to permit Voluntary After-tax Contributions in the Plan for this election to be operable.

XIII.

VESTING

Participants shall always have a fully vested and nonforfeitable interest in their Employee contributions (including Elective Deferrals, Required After-tax and Voluntary After-tax Contributions), Qualified Matching Contributions ("QMACs"), Qualified Non-Elective Contributions ("QNECs") or Safe Harbor Matching or Non-Elective Contributions and their investment earnings.

Each Participant shall acquire a vested and nonforfeitable percentage in his or her account balance attributable to Employer contributions and their earnings under the schedule(s) selected below except in any Plan Year during which the Plan is determined to be Top-Heavy. In any Plan Year in which the Plan is Top-Heavy, the two-twenty vesting schedule [option (B)(4)] or the three-year cliff schedule [option (B)(3)] shall automatically apply unless the Employer has already elected a faster vesting schedule. If the Plan is switched to option (B)(4) or (B)(3), because of its Top-Heavy status, that vesting schedule will remain in effect even if the Plan later becomes non-Top-Heavy until the Employer executes an amendment of this Adoption Agreement.

	A.	Vesting Computation Period: A Year of Service for vesting will be determined on the basis of the (choose one):
26

END OF PAGE 43
[ ]	1.	Not applicable. All contributions are fully vested.
[ ]	2.	Elapsed Time method.
[X]	3.

Hours of Service method.  A Year of Service will be credited upon completion of  500  Hours of Service.  A Year of Service for vesting purposes will not be less than 1 Hour of Service nor greater than 1,000 hours by operation of law.  If left blank, the Plan will use 1,000 hours.

The computation period for purposes of determining Years of Service and Breaks in Service for purposes of computing a Participant's nonforfeitable right to his or her account balance derived from Employer contributions:

[ ]	4.	shall not be applicable since Participants are always fully vested.
[ ]	5.	shall not be applicable, as the Plan is using Elapsed Time.
[ ]	6.	shall commence on the date on which an Employee first performs an Hour of Service for the Employer and each subsequent 12-consecutive month period shall commence on the anniversary thereof.
[X]	7.

shall commence on the first day of the Plan Year during which an Employee first performs an Hour of Service for the Employer and each subsequent 12-consecutive month period shall commence on the anniversary thereof.

For Plans not using Elapsed Time, a Participant shall receive credit for a Year of Service if he or she completes the number of hours specified above at any time during the 12-consecutive month computation period.  A Year of Service may be earned prior to the end of the 12-consecutive month computation period and the Participant need not be employed at the end of the 12-consecutive month computation period to receive credit for a Year of Service.

B.

Vesting Schedules:

Select the appropriate schedule for each contribution type and complete any blank vesting percentages from the list below and insert the option number in the vesting schedule chart below.

		Years of Service
		1	2	3	4	5	6	7
	1.	Full and immediate Vesting
	2.	%	100%
	3.	%	%	100%
	4.	0%	20%	40%	60%	80%	100%
	5.	%	%	20%	40%	60%	80%	100%
	6.	10%	20%	30%	40%	60%	80%	100%
	7.	%	%	%	%	100%
	8.	%	%	%	%	%	%	100%
	The percentages selected for schedule (8) may not be less for any year than the percentages shown at schedule (5).
27

END OF PAGE 44
		Vesting Schedule Chart	Employer Contribution Type
		4	All Employer Contributions
			Safe Harbor Contributions (Matching or Non-Elective)
			QMACs and QNECs
			Non-Safe Harbor Match Formula 1
			Non-Safe Harbor Match Formula 2
			Match on Voluntary After-tax Contributions
			Match on Required After-tax Contributions
			Discretionary Contributions
		4	Top-Heavy Minimum Contributions
			Other Employer Contribution
C.	Service Disregarded for Vesting:
[X]	1.	Not applicable. All Service is recognized.
[ ]	2.	Service prior to the Effective Date of this Plan or a predecessor plan is disregarded when computing a Participant's vested and nonforfeitable interest.
[ ]	3.	Service prior to a Participant having attained age 18 is disregarded when computing a Participant's vested and nonforfeitable interest.
D.

Full Vesting of Employer Contributions for Current Participants:

Notwithstanding the elections above, all Employer contributions made to a Participant's account shall be 100% fully vested if the Participant is employed on the Effective Date of the Plan (or such other date as entered herein):            .

XIV.	SERVICE WITH PREDECESSOR ORGANIZATION
[ ]	A.	Not applicable. The Plan does not recognize Service with any predecessor organization.
[ ]	B.	The Plan will recognize Service with all predecessor organizations.
[X]	C.	Service with the following organization(s) will be recognized for the Plan purpose indicated:
			Eligibility	Allocation Accrual	Vesting
		Babson Bros. Co.	[X]	[X]	[X]
			[ ]	[ ]	[ ]
Attach additional pages as necessary.
XV.	IN-SERVICE WITHDRAWALS
	A.	In-Service Withdrawals:
	[X]	1.	In-service withdrawals are not permitted in the Plan.
	[ ]	2.	In-service withdrawals are permitted in the Plan. Participants may withdraw the following contribution types after meeting the following requirements (select one or more of the following options):
28

END OF PAGE 45
Withdrawal Restrictions
			Contribution Types	A	B	C	D	E	F	G
		a.	All Contributions	[ ]	n/a	n/a	[ ]	[ ]	n/a	n/a
		b.	Voluntary After-tax	[ ]	[ ]	[ ]	[ ]	[ ]	[ ]	n/a
		c.	Required After-tax	[ ]	[ ]	[ ]	[ ]	[ ]	[ ]	n/a
		d.	Rollover	[ ]	[ ]	[ ]	[ ]	[ ]	[ ]	n/a
		e.	Transfer	[ ]	[ ]	[ ]	[ ]	[ ]	[ ]	[ ]
		f.	Elective Deferrals	[ ]	n/a	n/a	[ ]	[ ]	n/a	n/a
		g.	Qualified Non-Elective	[ ]	n/a	n/a	[ ]	[ ]	n/a	n/a
		h.	Qualified Matching	[ ]	n/a	n/a	[ ]	[ ]	n/a	n/a
		i.	Safe Harbor Matching	[ ]	n/a	n/a	[ ]	[ ]	n/a	n/a
		j.	Safe Harbor Non-Elective	[ ]	n/a	n/a	[ ]	[ ]	n/a	n/a
		k.	Vested Non-Safe Harbor Matching Formula 1	[ ]	[ ]	[ ]	[ ]	[ ]	[ ]	[ ]
		l.	Vested Non-Safe Harbor Matching Formula 2	[ ]	[ ]	[ ]	[ ]	[ ]	[ ]	[ ]
		m.	Vested Discretionary	[ ]	[ ]	[ ]	[ ]	[ ]	[ ]	[ ]
Withdrawal Restriction Key
		a.	Not available for in-service withdrawals.
		b.	Available for in-service withdrawals.
		c.	Participants having completed five years of Plan participation may elect to withdraw all or any part of their Vested Account Balance.
		d.	Participants may withdraw all or any part of their Account Balance after having attained the Plan's Normal Retirement Age.
		e.	Participants may withdraw all or any part of their Vested Account Balance after having attained age (not less than age 59-1/2).
		f.	Participants may elect to withdraw all or any part of their Vested Account Balance that has been credited to their account for a period in excess of two years.
		g.	Available for withdrawal only if the Participant is 100% vested.
B.	Hardship Withdrawals:
[ ]	1.	Hardship withdrawals are not permitted in the Plan.
[X]	2.	Hardship withdrawals are permitted in the Plan and will be taken from the Participant's account as follows (select one or more of these options)
	[X]	a.	Participants may withdraw Elective Deferrals.
29

END OF PAGE 46
[ ]	b.	Participants may withdraw Elective Deferrals and any earnings credited as of December 31, 1988 (or if later, the end of the last Plan Year ending before July 1, 1989).
[ ]	c.	Participants may withdraw Rollover Contributions plus their earnings.
[ ]	d.	Participants may withdraw Transfer Contributions plus their earnings.
[ ]	e.	Participants may withdraw fully vested Employer contributions plus their earnings.
[ ]	f.	Participants may withdraw vested Non-Safe Harbor Matching Formula 1 Contributions plus their earnings.
[ ]	g.	Participants may withdraw vested Non-Safe Harbor Matching Formula 2 Contributions plus their earnings.
[ ]	h.

Participants may withdraw Qualified Matching Contributions and Qualified Non-Elective Contributions plus their earnings, and the earnings on Elective Deferrals which have been credited to the Participant's account as of December 31, 1988 (or if later, the end of the last Plan Year ending before July 1, 1989).

XVI.	LOAN PROVISIONS
[X]	A.	Participant loans are permitted in accordance with the Employer's established loan procedures.
[X]	B.	Loan payments will be suspended under the Plan as permitted under Code Section 414(u) in compliance with the Uniformed Services Employment and Reemployment Rights Act of 1994.

XVII.	INVESTMENT MANAGEMENT
	A.	Investment Management Responsibility:
	[ ]	1.

Participants may withdraw Qualified Matching Contributions and Qualified Non-Elective Contributions plus their earnings, and the earnings on Elective Deferrals which have been credited to the Participant's account as of December 31, 1988 (or if later, the end of the last Plan Year ending before July 1, 1989).

	[ ]	2.	The Employer shall retain investment management responsibility and/or authority.
	[X]	3.

The party designated below shall be responsible for the investment of the Participant's account.

By selecting a box, the Employer is making a designation as to who will have authority to issue investment directives with respect to the specified contribution type (check all applicable boxes):

					Trustee	Employer	Participant
			a.	All Contributions	n/a	n/a	[X]
			b.	Employer Contributions	[ ]	[ ]	[ ]
			c.	Elective Deferrals	[ ]	[ ]	[ ]
			d.	Voluntary After-tax	[ ]	[ ]	[ ]
			e.	Required After-tax	[ ]	[ ]	[ ]
			f.	Safe Harbor Contributions	[ ]	[ ]	[ ]
			g.	Non-Safe Harbor Match Formula 1	[ ]	[ ]	[ ]
			h.	Non-Safe Harbor Match Formula 2	[ ]	[ ]	[ ]
30

END OF PAGE 47
			i.	QMACs	[ ]	[ ]	[ ]
			j.	QNECs	[ ]	[ ]	[ ]
			k.	Rollover Contributions	[ ]	[ ]	[ ]
			l.	Transfer Contributions	[ ]	[ ]	[ ]

To the extent that Participant self-direction was previously permitted, the Employer shall have the right to either make the assets part of the general fund, or leave them as self-directed subject to the provisions of the Basic Plan Document #01.

	B.	Limitations on Participant Directed Investments:
	[X]	1.	Participants are permitted to invest among only those investment alternatives made available by the Employer under the Plan.
	[ ]	2.	Participants are permitted to invest in any investment alternative permitted under the Basic Plan Document #01.
[ ]	C.	Insurance: The Plan permits insurance as an investment alternative.
[X]	D.	ERISA Section 404(c): The Employer intends to be covered by the fiduciary liability provisions with respect to Participant directed investments under ERISA Section 404(c).
XVIII.	DISTRIBUTION OPTIONS
	A.	Timing of Distributions [both (1) and (2) must be completed]:
		1.	Distributions payable as a result of termination for reasons other than death, Disability or retirement shall be paid c [select from the list at (A)(3) below].
		2.	Distributions payable as a result of termination for death, Disability or retirement shall be paid c [select from the list at (A)(3) below].
		3.	Distribution Options:
			a.	As soon as administratively feasible on or after the Valuation Date following the date on which a distribution is requested or is otherwise payable.
			b.	As soon as administratively feasible following the close of the Plan Year during which a distribution is requested or is otherwise payable.
			c.	As soon as administratively feasible following the date on which a distribution is requested or is otherwise payable. (This option is recommended for daily valuation plans.)
d.

As soon as administratively feasible after the close of the Plan Year during which the Participant incurs            (cannot be more than 5) consecutive one-year Breaks in Service.  [This formula can only be used in (A)(1).]

e.

As soon as administratively feasible after the close of the Plan Year during which the Participant incurs            (cannot be more than 5) consecutive one-year Breaks in Service.  [This formula can only be used in (A)(2).]

			f.	Only after the Participant has attained the Plan's Normal Retirement Age or Early Retirement Age, if applicable.
31

END OF PAGE 48
B.	Required Beginning Date: The Required Beginning Date of a Participant with respect to a Plan is (select one from below):
[ ]	1.	The April 1 of the calendar year following the calendar year in which the Participant attains age 70-1/2.
[ ]	2.

The April 1 of the calendar year following the calendar year in which the Participant attains age 70-1/2 except that distributions to a Participant (other than a 5% owner) with respect to benefits accrued after the later of the adoption of this Plan or Effective Date of the amendment of this Plan must commence no later than the April 1 of the calendar year following the later of the calendar year in which the Participant attains age 70-1/2 or the calendar year in which the Participant retires.

[X]	3.

The later of the April 1 of the calendar year following the calendar year in which the Participant attains age 70-1/2 or retires except that distributions to a 5% owner must commence by the April 1 of the calendar year following the calendar year in which the Participant attains age 70-1/2.

Except that such Participant [X] may [   ] may not elect to begin receiving distributions as of April 1 of the calendar year following the calendar year in which the Participant attains age 70-1/2.  Any distributions made pursuant to such an election will not be considered required minimum distributions.  Such distributions will be considered in-service distributions and as such, will be subject to applicable withholding.

Plans which are an amendment or restatement of an existing Plan which provided for the provisions of Code Section 401(a)(9) currently in effect prior to the amendment of the Small Business Job Protection Act of 1996 must complete Schedule C.

C.	Forms of Payment (select all that apply):
[X]	1.	Lump sum.
[X]	2.	Installment payments.
[X]	3.	Partial payments; the minimum amount will be $1,000 .
[ ]	4.	Life annuity.
[ ]	5.	Term certain annuity with payments guaranteed for years (not to exceed 20).
[ ]	6	Joint and [ ] 50%, [ ] 66-2/3%, [ ] 75% or [ ] 100% survivor annuity.
[ ]	7.

The default form of payment will be a direct rollover into an individual retirement account or annuity for any "cash out" distribution made pursuant to Code Sections 411(a)(7), 411(a)(11) and 417(e)(1).

[ ]	8.	Cash.
[ ]	9.	Employer securities.
[ ]	10.	Other marketable securities.
	The normal form of payment is determined at Section III(J) of this Adoption Agreement.
32

END OF PAGE 49
D.	Recalculation of Life Expectancy:
[ ]	1.	Recalculation is not permitted.
[X]	2.	Recalculation is permitted. When determining installment payments in satisfying the minimum distribution requirements under the Plan, and life expectancy is being recalculated:
	[X]	a.	only the Participant's life expectancy shall be recalculated.
	[ ]	b.	both the Participant's and Spouse's life expectancy shall be recalculated.
	[ ]	c.	the Participant will determine whose life expectancy is recalculated.
XIX.

SPONSOR INFORMATION AND ACCEPTANCE

This Plan may not be used and shall not be deemed to be a Prototype Plan unless an authorized representative of the Sponsor has acknowledged the use of the Plan.  Such acknowledgment that the Employer is using the Plan does not represent that the Adoption Agreement (as completed) and Basic Plan Document #01 have been reviewed by a representative of the Sponsor or constitute a qualified retirement plan.

Acknowledged and accepted by the Sponsor this  13th  day of  September, 2002 .

	Name: Title: Signature:	Laura Gaynor Vice President /S/ LAURA GAYNOR
Questions concerning the language contained in and qualification of the Prototype should be addressed to: Diversified Investment Advisors
	(Position):	Manager	(Phone No.):	914-697-8201
In the event that the Sponsor amends, discontinues or abandons this Prototype Plan, notification will be provided to the Employer's address provided on the first page of this Adoption Agreement.
33

END OF PAGE 50
XX.	SIGNATURES The Sponsor recommends that the Employer consult with its legal counsel and/or tax advisor before executing this Adoption Agreement.
	A.	Employer: This Adoption Agreement and the corresponding provisions of Basic Plan Document #01 are adopted by the Employer this 29th day of September, 2003 .
		Name of Employer: Executed on behalf of the Employer by: Title: Signature:	Paul Mueller Company Donald E. Golik Senior Vice President and CFO /S/ DONALD E. GOLIK
B.

Participating Employer:

Name and address of any Participating Employer:

    Mueller Field Operations, Inc.

    1600 West Phelps Street

    Springfield, MO 65802

This Adoption Agreement and the corresponding provisions of Basic Plan Document #01 are adopted by the Participating Employer this  29th  day of  September, 2003 .

		Executed on behalf of the Participating Employer by: Title: Signature:	Donald E. Golik Secretary /S/ DONALD E. GOLIK

Attach additional signature pages as necessary.

The Employer understands that its failure to properly complete or amend this Adoption Agreement may result in failure of the Plan to qualify or disqualification of the Plan.  The Employer, by executing this Adoption Agreement, acknowledges that this is a legal document with significant tax and legal ramifications.

Employer's Reliance:  The adopting Employer may rely on an Opinion Letter issued by the National Office of the Internal Revenue Service as evidence that the Plan is qualified under Code Section 401 of the Internal Revenue Code only to the extent provided in Announcement 2001-77, 2001-30 I.R.B.  The Employer may not rely on the Opinion Letter in certain other circumstances or with respect to certain qualification requirements, which are specified in the Opinion Letter issued with respect to the Plan and in Announcement 2001-77.  In order to obtain reliance in such circumstances or with respect to such qualifications, application for a determination letter must be made to Employee Plans Determinations of the Internal Revenue Service.

This Adoption Agreement may only be used in conjunction with Basic Plan Document #01.

34

END OF PAGE 51
B.	Trustee: Trust Agreement:
	[ ]	Not applicable. Plan assets will be invested in Group Annuity Contracts. There is no Trustee and the terms of the contract(s) will apply.
	[ ]	The Trust provisions used will be as contained in the Basic Plan Document #01.
	[X]	The Trust provisions used will be as contained in the accompanying executed Trust Agreement between the Employer and the Trustee attached hereto.

Complete the remainder of this section only if the Trust provisions used are as contained in the Basic Plan Document #01.

Name and address of Trustee:

The assets of the Plan shall be invested in accordance with Article XIII of the Basic Plan Document #01.  The Employer's Plan and Trust as contained herein is accepted by the Trustee this            day of                     .

Accepted on behalf of the Trustee by: Title: Signature:
Accepted on behalf of the Trustee by: Title: Signature:
Accepted on behalf of the Trustee by: Title: Signature:
35

END OF PAGE 52
C.	Custodian: Custodial Agreement:
	[X]	Not applicable. There is no Custodian.
	[ ]	Not applicable. Plan assets will be invested in Group Annuity Contracts. There is no Custodian and the terms of the contract(s) will apply.
	[ ]	The Custodial provisions used will be as contained in Basic Plan Document #01.
	[ ]	The Custodial provisions used will be as contained in the accompanying executed Custodial Agreement between the Employer and the Custodian attached hereto.

Complete the remainder of this section only if the custodial provisions used are as contained in the Basic Plan Document #01.

Name and address of Custodian:

The assets of the Plan shall be invested in accordance with paragraph 13.14 of the Basic Plan Document #01.  The Employer's Plan and Custodial Account as contained herein are accepted by the Custodian this            day of                     ,           .

Accepted on behalf of the Custodian by: Title: Signature:
36

END OF PAGE 53
SCHEDULE A PROTECTED BENEFITS
This Schedule includes any prior Plan protected benefits which are not available in Basic Plan Document #01. Complete as applicable.
1.

Plan Provision:   Effective January 1, 1989, the automatic form of distribution under the Plan was a Qualified Joint and Survivor Annuity/Single Life Annuity with other annuities, a lump sum, and installment payments as optional forms of distribution.  Effective April 16, 2001, the automatic form of distribution under the Plan is a lump sum with installment, partial payment, or annuities as the option forms of distribution.  However, any participant in the Plan as of April 14, 2001, who takes a distribution prior to July 15, 2001, may choose any distribution option available under the Plan as in effect April 14, 2001.  Any distribution taken after July 15, 2001, must be in a lump sum with installments, partial payments, or annuities as optional forms.

Effective Date: April 15, 2001
2.	Plan Provision:
Effective Date:
3.	Plan Provision:
Effective Date:
4.	Plan Provision:
Effective Date:
5.	Plan Provision:
Effective Date:
37

END OF PAGE 54
SCHEDULE B PRIOR PLAN PROVISIONS

This Schedule should be used if a prior plan contains provisions not found in Basic Plan Document #01, or where the Employer wishes to document transactions or historical provisions of the Employer's Plan.

1.	Plan Provision: Changes to and Reinstatement of Elective Deferrals. Prior Plan Provision: As soon as administratively practicable. Current Plan Provision: On a daily basis.
Effective Date: June 1, 2002
2.	Plan Provision: The Non-Safe Harbor Matching Formula 2 contribution will not exceed 6% of elective deferrals. This provision remains in effect.
Effective Date: June 1, 2002
3.	Plan Provision:
Effective Date:
4.	Plan Provision:
Effective Date:
5.	Plan Provision:
Effective Date:
38

END OF PAGE 55
SCHEDULE C PREAMENDMENT OPERATION OF THE PLAN

The following are the adopting Employer's elective Plan provisions which conform the terms of this Prototype Plan to the preamendment operation of the Plan during the transition period between the earliest effective date under GUST (as defined below) and the effective date of adoption of this Prototype Plan and Trust which takes into account all of the changes in the qualification requirements made by the following:  The Uruguay Round Agreements, Pub. L. 103-465 (GATT); The Uniformed Services Employment and Reemployment Rights Act of 1994, Pub. L. 103-353 (USERRA); The Small Business Job Protection Act of 1996, Pub. L. 104-188 (SBJPA) [including Section 414(u) of the Internal Revenue Code]; The Taxpayer Relief Act of 1997, Pub. L. 105-34 (TRA '97); The Internal Revenue Service Restructuring and Reform Act of 1998, Pub. L. 105-206 (IRSRRA); and The Community Renewal Tax Relief Act of 2000, Pub. L. 106-554 (CRA), hereinafter referred to collectively as GUST.

Complete as applicable and appropriate.

I.

Plan Provision:   Highly Compensated Employees

For Plan Years beginning after 1996, the Employer may elect a "Top-Paid Group" election and the Calendar Year Data election to determine the definition of Highly Compensated Employee:

	[ ]	A.

Top-Paid Group Election:  A Participant (who is not a 5% owner at any time during the determination year or the look-back year) who earned more than $80,000 as indexed for the look-back year is a Highly Compensated Employee if the Employee was in the Top-Paid Group for the look-back year.  The election was applicable for:

			[ ]	1.	1997 Plan Year.
			[ ]	2.	1998 Plan Year.
			[ ]	3.	1999 Plan Year.
			[ ]	4.	2000 Plan Year.
			[ ]	5.	2001 Plan Year.
	[ ]	B.

Calendar Year Data Election:  In determining who is a Highly Compensated Employee (other than a 5% owner), the Employer makes a calendar year data election.  The look-back year is the calendar year beginning with or within the look-back year.  The election was applicable for:

			[ ]	1.	1998 Plan Year.
			[ ]	2.	1999 Plan Year.
			[ ]	3.	2000 Plan Year.
			[ ]	4.	2001 Plan Year.
		If the elections above are made, such election shall apply to all Plans maintained by the Employer.
	[ ]	C.	Calendar Year Calculation Election (for 1997 Plan Year only): Indicate below whether the Calendar Year calculation election was made for Plan Years beginning in 1997:
			[ ]	Yes	[ ]	No
II.

Plan Provision:   Family Aggregation

Did the Pre-SBJPA Family Aggregation rules of Code Sections 401(a)(17)(a) and 414(q)(6), both in effect for Plan Years beginning before January 1, 1997, continue to apply for any purpose for Plan Years beginning after 1996?

	[X]	No
	[ ]	Yes; explain the application: . If this rule was subsequently discontinued, indicate when rule no longer applied: .
39

END OF PAGE 56
Employers who adopt this Prototype Plan may not elect to continue to apply the pre-SBJPA Family Aggregation rules.
III.	Plan Provision: Combined Plan Limit of Code Section 415(e) Did the Employer maintain a Defined Benefit Plan prior to January 1, 2000?
	[X]	Yes	[ ]	No

Did the Plan continue to apply the combined Plan limit of Code Section 415(e) (as in effect for Limitation Years beginning before January 1, 2000) in Limitation Years beginning after December 31, 1999, to the extent that such election conforms to the Plan's operation?

	[ ]	Yes	[X]	No

If yes, specify provisions below that will satisfy the 1.0 limitation of Code Section 415(e).  Such language must preclude Employer discretion.  The Employer must also specify the interest and mortality assumptions used in determining Present Value in the Defined Benefit Plan.

Employers who adopt this Prototype Plan may not elect to continue to apply the combined Plan limit of Code Section 415(e) in years beginning after the date the Employer adopts its GUST-restated plan.
IV.

Plan Provision:   Nondiscrimination Testing

The Small Business Job Protection Act permits the Employer to use the ADP and/or ACP of Non-Highly Compensated Employees for the prior year or current year in determining whether the plan satisfied the nondiscrimination tests.

Employers who adopt this Prototype Plan must use the same testing method for both the ADP and ACP tests for Plan Years beginning on or after the date the Employer adopts this GUST-restated Plan.  This restriction does not apply with respect to Plan Years beginning before the date the Employer adopts this GUST-restated plan.

	1.	ADP Testing Election:
	[X]	A.	Current year data for all Participants was used.
			[X]	1.	1997 Plan Year.
			[X]	2.	1998 Plan Year.
			[X]	3.	1999 Plan Year.
			[X]	4.	2000 Plan Year.
			[ ]	5.	2001 Plan Year.
	[X]	B.	Prior year data for Participants who are Non-Highly Compensated Employees was used.
			[ ]	1.	1997 Plan Year.
			[ ]	2.	1998 Plan Year.
			[ ]	3.	1999 Plan Year.
			[ ]	4.	2000 Plan Year.
			[X]	5.	2001 Plan Year.
40

END OF PAGE 57
2.	ACP Testing Election:
[X]	A.	Current year data for all Participants was used.
		[X]	1.	1997 Plan Year.
		[X]	2.	1998 Plan Year.
		[X]	3.	1999 Plan Year.
		[X]	4.	2000 Plan Year.
		[ ]	5.	2001 Plan Year.
[X]	B.	Prior year data for Participants who are Non-Highly Compensated Employees was used.
		[ ]	1.	1997 Plan Year.
		[ ]	2.	1998 Plan Year.
		[ ]	3.	1999 Plan Year.
		[ ]	4.	2000 Plan Year.
		[X]	5.	2001 Plan Year.
V.

Plan Provision:   First Plan Year Testing Elections

For a new 401(k) Plan, the Employer could use either the current or prior year testing methods as well as a rule that deems the prior year ADP/ACP to be 3%.

	1.	ADP Testing Election:
	[ ]	A.	Current year data for all Participants was used.
			[ ]	1.	1997 Plan Year.
			[ ]	2.	1998 Plan Year.
			[ ]	3.	1999 Plan Year.
			[ ]	4.	2000 Plan Year.
			[ ]	5.	2001 Plan Year.
	[ ]	B.

Current year data for Participants who are Highly Compensated Employees will be used.  The ADP for Participants who are Non-Highly Compensated Employees was assumed to be 3% or the actual ADP if greater.

			[ ]	1.	1997 Plan Year.
			[ ]	2.	1998 Plan Year.
			[ ]	3.	1999 Plan Year.
			[ ]	4.	2000 Plan Year.
			[ ]	5.	2001 Plan Year.
	2.	ACP Testing Election:
	[ ]	A.	Current year data for all Participants was used.
			[ ]	1.	1997 Plan Year.
			[ ]	2.	1998 Plan Year.
			[ ]	3.	1999 Plan Year.
			[ ]	4.	2000 Plan Year.
			[ ]	5.	2001 Plan Year.
	[ ]	B.

Current year data for Participants who are Highly Compensated Employees will be used.  The ACP for Participants who are Non-Highly Compensated Employees was assumed to be 3% or the actual ACP if greater.

			[ ]	1.	1997 Plan Year.
			[ ]	2.	1998 Plan Year.
			[ ]	3.	1999 Plan Year.
			[ ]	4.	2000 Plan Year.
			[ ]	5.	2001 Plan Year.
41

END OF PAGE 58
VI.

Plan Provision:   Distribution Alternatives For Participants Who Are Not A More Than 5% Owner

Select (A), (B), (C) and/or (D), whichever is applicable.  Subsection (D) must be selected to the extent that there would otherwise be an elimination of a pre-retirement age 70-1/2 distribution option for Employees other than those listed above.

	[X]	A.

Any Participant who has not had a separation from Service who had attained age 70-1/2 in years after 1995 may elect by April 1 of the calendar year following the year in which the Participant attained age 70-1/2 (or by December 31, 1997, in the case of a Participant attaining age 70-1/2 in 1996) to defer distributions until the calendar year in which the Participant retires.  If no such election is made, the Participant will begin receiving distributions by the April 1 of the calendar year following the year in which the Participant attained age 70-1/2 (or by December 31, 1997, in the case of a Participant attaining age 70-1/2 in 1996).

	[X]	B.

Any Participant who has not had a separation from Service and is currently in benefit payment status because of attainment of age 70-1/2 in years prior to 1997 may elect to stop distributions and recommence by the April 1 of the calendar year in which the Participant retires.  There is either (select one):

			[X]	1.	a new Annuity Starting Date upon recommencement, or
			[ ]	2.	no new Annuity Starting Date upon recommencement.
	[ ]	C.

Any Participant who has not had a separation from Service, and is currently in benefit payment status because of attainment of age 70-1/2 in 1997 or in a later year (or attained age 70-1/2 in 1996, but had not commenced required minimum distributions in 1996) may elect to stop distributions and recommence by the April 1 of the calendar year in which the Participant retires.  There is either (select one):

			[ ]	1.	a new Annuity Starting Date upon recommencement, or
			[ ]	2.	no new Annuity Starting Date upon recommencement.
	[ ]	D.

The pre-retirement distribution option is only eliminated with respect to Employees who reach age 70-1/2 in or after a calendar year that begins after the later of December 31, 1998, or the adoption of the amendment to the Plan.  The pre-retirement age 70-1/2 distribution option is an optional form of benefit under which benefits are payable in a particular distribution form (including any modifications that may be elected after benefit commencement) and commencing at a time during the period that begins on or after January 1 of the calendar year in which an Employee attains age 70-1/2 and ends April 1 of the immediately following calendar year.

VII.	Plan Provision: Mandatory Cash-out Rule
	[X]	For Plan Years beginning after August 9, 1997, the $3,500 cash-out limit is increased to $5,000.
VIII.

Plan Provision:   30-Day Waiver Period

For Plan Years beginning after December 31, 1996, if the Plan is subject to the Joint and Survivor rules, did the Plan provide distributions prior to the expiration of the 30-day waiting period?

	[X]	Yes	[ ]	No
42

END OF PAGE 59
IX.	Plan Provision: Suspension of Loan Repayments On or after December 12, 1994, did the Employer permit the suspension of loan repayments due to qualified military leave?
	[X]	Yes	[ ]	No
	Effective Date:		December 12, 1994

X.

Plan Provision:   Hardship Distributions Treated as Eligible Rollover Distributions

The Employer had the option with respect to Hardship distributions made after December 31, 1998, to treat as eligible rollover distributions, or to delay the Effective Date until January 1, 2000.  Hardship distributions were not treated as eligible rollover distributions effective as of:

	[X]	January 1, 1999
	[ ]	January 1, 2000
	[ ]	Other (specify date): .

XI.

Plan Provision:   401(k) Safe Harbor Provisions

For Plan Years beginning after 1998, the Employer may implement safe harbor provisions under Code Sections 401(m)(11) and 401(k)(12).  Did the Plan elect safe harbor status?

	[X]	Yes	[ ]	No
If yes, enter the formulas below:
		Date Plan Year Begins			Section 401(k)	Section 401(m)
/ /99
/ /00
/ /01
XII.	Other Plan Provisions: Effective Date:
43

END OF PAGE 60

19

Internal Revenue Service

Department of the Treasury

Washington, DC 20224

Plan Description: Prototype Non-standardized Safe Harbor Profit Sharing Plan with CODA
FFN: 50338281901-006 Case: 200111986 EIN: 13-3689044
BPD: 01 Plan: 006 Letter Serial No: K367483a

DIVERSIFIED INVESTMENTS ADVISORS INC

4 MANHATTANVILLE ROAD

PURCHASE, NY 10577

Contact Person: Ms. Arrington 50-00197

Telephone Number: (202) 283-8811

In Reference to: T:EP:RA:ICU

Date: 11/19/2001

Dear Applicant:

In our opinion, the form of the plan identified above is acceptable under section 401 of the Internal Revenue Code for use by employers for the benefit of their employees. This opinion relates only to the acceptability of the form of the plan under the Internal Revenue Code. It is not an opinion of the effect of other Federal or local statutes.

You must furnish a copy of this letter to each employer who adopts this plan. You are also required to send a copy of the approved form of the plan, any approved amendments and related documents to Employee Plans Determinations in Cincinnati at the address specified in section 9.11 of Rev. Proc. 2000-20, 2000-6 I.R.B. 553.

This letter considers the changes in qualifications requirements made by the Uruguay Round Agreements Act (GATT), Pub. L. 103-465, the Small Business Job Protection Act of 1996, Pub. L. 104-188, the Uniformed Services Employment and Reemployment Rights Act of 1994, Pub. L. 103-353, the Taxpayer Relief Act of 1997, Pub. L. 105-34, the Internal Revenue Service Restructuring and Reform Act of 1998, Pub. L. 105-206 and the Community Renewal Tax Relief Act of 2000, Pub. L. 106-554. These laws are referred to collectively as GUST.

Our opinion on the acceptability of the form of the plan is not a ruling or determination as to whether an employer's plan qualifies under Code section 401(a). However, an employer that adopts this plan may rely on this letter with respect to the qualification of its plan under Code section 401(a), as provided for in Announcement 2001-77, 2001-30 I.R.B. and outlined below. The terms of the plan must be followed in operation.

Except as provided below, our opinion does not apply with respect to the requirements of: (a) Code sections 401(a)(4), 401(a)(26), 401(l), 410(b) and 414(s). Our opinion does not apply for purposes of Code section 401(a)(10)(B) and section 401(a)(16) if an employer ever maintained another qualified plan for one or more employees who are covered by this plan. For this purpose, the employer will not be considered to have maintained another plan merely because the employer has maintained another defined contribution plan(s), provided such other plan(s) has been terminated prior to the effective date of this plan and no annual additions have been credited to the account of any participant under such other plan(s) as of any date within the limitation year of this plan. Likewise, if this plan is first effective on or after the effective date of the repeal of Code section 415(e), the employer will not be considered to have maintained another plan merely because the employer has maintained a defined benefit plan(s), provided the defined benefit plan(s) has been terminated prior to the effective date of this plan. Our opinion also does not apply for purposes of Code section 401(a)(16) if, after December 31, 1985, the employer maintains a welfare benefit fund defined in Code section 419(e), which provides postretirement medical benefits allocated to separate accounts for key employees as defined in Code section 419A(d)(3).

Our opinion applies with respect to the requirements of Code section 410(b) if 100 percent of all nonexcludable employees benefit under the plan. Employers that elect a safe harbor allocation formula and a safe harbor compensation definition can also rely on an opinion letter with respect to the nondiscriminatory amounts requirement under section 401(a)(4) and the requirements of sections 401(k) and 401(m) (except where the plan is a safe harbor plan under section 401(k)(12) that provides for the safe harbor contribution to be made under another plan).

1

END OF PAGE 61

DIVERSIFIED INVESTMENTS ADVISORS INC
FFN: 50338281901-006
Page 2

An employer that elects to continue to apply the pre-GUST family aggregation rules in years beginning after December 31, 1996, or the combined plan limit of section 415(e) in years beginning after December 31, 1999, will not be able to rely on the opinion letter without a determination letter. The employer may request a determination letter by filing an application with Employee Plans Determinations on Form 5307, Application for Determination for Adopters of Master or Prototype or Volume Submitter Plans.

The form of the plan is a nonstandardized safe harbor plan that meets the requirements of section 4.14 of Rev. Proc. 2000-20, 2000-6 I.R.B. 553.

If you, the master or prototype sponsor, have any questions concerning the IRS processing of this case, please call the above telephone number. This number is only for use of the sponsor. Individual participants and/or adopting employers with questions concerning the plan should contact the master or prototype sponsor. The plan's adoption agreement must include the sponsor's address and telephone number for inquiries by adopting employers.

If you write to the IRS regarding this plan, please provide your telephone number and the most convenient time for us to call in case we need more information. Whether you call or write, please refer to the Letter Serial Number and File Folder Number shown in the heading of this letter.

You should keep this letter as a permanent record. Please notify us if you modify or discontinue sponsorship of this plan.

Sincerely yours,

Paul T. Shultz

Director
Employee Plans Rulings & Agreements

2

END OF PAGE 62

THIS SPECIMEN LOAN POLICY DOCUMENT (LPD) HAS BEEN PREPARED BY DIVERSIFIED SOLELY AS A GUIDE FOR THE EMPLOYER'S ATTORNEY AND IS, OF COURSE, SUBJECT TO HIS LEGAL REVIEW AND ADVICE.

IN ADOPTING THE LOAN POLICY DOCUMENT, CERTAIN FORMAL STEPS SHOULD BE TAKEN TO CONFIRM THE VALIDITY AND EFFECTIVE DATE OF SUCH ADOPTION.  AS A GENERAL RULE, IT IS ADVISABLE TO RECORD IN THE MINUTES OF A MEETING OF THE EMPLOYER'S BOARD OF DIRECTORS A BRIEF SUMMARY OF THE ACTION TAKEN WITH RESPECT TO THE LPD AS WELL AS A RECITATION OF THE ADOPTION DATE AND THE EFFECTIVE DATE, IF DIFFERENT.  THE ULTIMATE RESPONSIBILITY, OF COURSE, FOR THE TIMELY AND PROPER ADOPTION OF THE LOAN POLICY DOCUMENT RESTS WITH THE EMPLOYER AND HIS ATTORNEY.

END OF PAGE 63
LOAN POLICY DOCUMENT

END OF PAGE 64
TABLE OF CONTENTS
1.	Steps in Authorizing a Loan
2.	Procedures for Applying for a Loan
3.	The Basis Upon Which a Loan Will Be Approved or Denied
4.	Conditions and Limitations of a Loan
5.	Repayment of a Loan
6.	Procedures for Determining a Reasonable Rate of Interest on a Loan
7.	Collateral Which May Secure a Loan
8.	Events Constituting a Default of a Loan and Steps to Preserve Plan Assets in Such Event
9.	Glossary
Attachment A
Attachment B

END OF PAGE 65
LOAN POLICY DOCUMENT
The following features of this loan program shall be effective as of April 2, 2001.
1.

Steps in Authorizing a Loan

The Plan Administrator (or his representative) is authorized to approve a cash loan to be made to a Participant from his Participant's Account, provided such Participant has made a proper loan request (as set forth in Attachment B) and the loan request satisfies all of the requirements under this Loan Policy Document.

2.

Procedures for Applying for a Loan

An Active Participant, Prior Participant or beneficiary may apply for a loan by making a proper loan request to the Plan Administrator or his authorized representative which

(a) has been signed by the spouse, if any, within the 90 day period prior to the making of the loan, and
(b) has been witnessed by a notary public or plan representative, if spousal consent is required.

(Note: Items (a) and (b) only apply to plans which are subject to the Qualified Joint & Survivor rules.)

If a request for an additional loan is submitted prior to repayment of an existing loan, the request shall be treated as a separate entity in all respects, subject to the limitations on the maximum loan amount permitted under the Plan.

If elected in Attachment B, a Participant will be permitted to rollover the unpaid balance of a plan loan from a previous employer's qualified plan ("prior plan"), provided that the promissory note from the prior plan is duly assigned to the Plan.  Such rollover loan will be treated as an existing loan.

Participants who became employees as a result of a corporate merger or acquisition will be permitted to roll over the unpaid balance of all plan loans from the previous employer's plan ("prior plan"), provided that the promissory note(s) from the prior plan is duly assigned to the Plan.  Such rollover loan(s) will be treated as an existing loan and shall not be subject to the number of loans limitation in section 4 below.

3.

The Basis Upon Which a Loan Will Be Approved or Denied

A loan shall be made on a reasonably equivalent, uniform and nondiscriminatory basis for all eligible individuals in similar circumstances at the time the loan is authorized.  Former Participants, including those who have left funds on deposit with the Plan, are ineligible to apply for a new loan except as otherwise provided herein.

A loan made on behalf of either a Prior Participant or a beneficiary, who is a Party in Interest may be offered under different terms and conditions than those offered to Active Participants.  Such terms and conditions, if any, shall be set forth in Attachment B signed by the Plan Administrator and shall be based on factors that are legally considered by commercial entities in the business of making similar loans.

1

END OF PAGE 66
4.	Conditions and Limitations of a Loan The Plan Administrator (or his representative) shall authorize a loan to a Participant subject to the following conditions and limitations:
(a)

Restrictions for the use of loan funds, if any, will be established and set forth in Attachment B signed by the Plan Administrator.  Such restrictions may include reasons of hardship as described in the Plan, college or educational expenses, home purchase expenses, medical expenses or other reasonable limitations.

(b)

A minimum loan amount will be established and set forth in Attachment A.  In no event may the amount of such loan exceed the lesser of (1) $50,000 reduced by the highest outstanding loan balance incurred by the Participant during the twelve-month period ending on the day before the date on which the loan was made or (2) 50% of the value of the vested interest in the Participant's account in the Plan.  In some instances, however, there may be restrictions on the types of contributions that may be used for loans.  The contribution types that may be used for loans are set forth in Attachment A.  When determining whether a loan amount exceeds the maximum loan amount herein set forth, the outstanding balance of all loans to a Participant hereunder, including loans which during the past 12 months are fully pre-paid at any time after issuance, shall be considered.  For the purpose of the preceding limitation, all loans from all plans of the Employer and the entities aggregated with the Employer under Sections 414(b), 414(c), 414(m) and 414(o) of the Code, are aggregated.

(c)

The number of loans permitted during any 12 consecutive month period shall be established and set forth in Attachment A.  Notwithstanding, a loan which during the past 12 months is issued and fully pre-paid at any time after issuance shall be taken into account for purposes of determining the number of loans available.

	(d)	The number of outstanding loans permitted at any one time shall be established and set forth in Attachment A.
(e)

The repayment period from the date the loan is made shall be for a period of one year, two years, three years, four years or five years, as negotiated at the time the loan is made.  However, the five-year repayment limitation of Code Section 72(p) shall not apply to a loan that is used to acquire a dwelling unit which is to be, within a reasonable time, the principal residence of the eligible Participant ("principal residence purchase loan").  In such case, the Employer shall establish a reasonable repayment period in increments of one year, when the loan is negotiated.  The basis on which principal residence purchase loans are to be approved or denied will be set forth in Attachment B signed by the Plan Administrator.

(f)

If elected in Attachment B, loan repayments will be suspended while a Participant is (1) performing service in the uniformed services as provided in Code Sec. 414(u)(4) or; (2) on authorized non-military leave, not longer than one year, with reduced or insufficient pay to cover the loan repayments.

(g)

The loan shall be withdrawn from, and charged against the Participant's account in the Plan as described in Attachment A.  Amounts so charged against the Participant's Account will not share in investment gains or losses until such amounts are repaid and credited back to the Participant's account in the Plan.

	(h)	No loan will be made on or after termination of the Plan.
2

END OF PAGE 67
	(i)	No loan shall be made to an Owner-Employee or a Shareholder-Employee as herein defined. Note, however, effective January 1, 2002, a loan is permitted to an Owner-Employee or a Shareholder-Employee.
5.

Repayment of a Loan

An Active Participant shall make loan repayments through payroll deduction.  The frequency of such repayments will be established in the loan application.  However, in no event shall such repayments be less frequently than quarterly.  Each payment shall be equal to the sum of: (a) a portion of the interest payable on the remaining principal and (b) an installment payment of the loan principal.

A Former Participant, if permitted in Attachment B, or a Prior Participant or beneficiary who is a Party in Interest shall make loan repayments to the Plan Administrator in such a manner as determined by the Plan Administrator in Attachment B.  The Plan Administrator shall submit a consolidated check of repayments of all loans for such individuals no less frequently than once each quarter nor more frequently than once each month, unless agreed to by Diversified Investment Advisors (Diversified).  Each payment shall be equal to (a) a portion of the interest payable on the remaining principal and (b) an installment payment of the loan principal.

Each repayment (inclusive of interest) shall be allocated to the Participant's Account in accordance with the investment elections for the appropriate contributions in effect at the time of repayment.

In no event may any portion of such repayment be treated as a new or current contribution made by the individual.

In the event a Participant or beneficiary who is a Party in Interest chooses to prepay a loan in full, such prepayment shall be subject to the Plan Administrator's consent.  However, when an Active Participant terminates employment with an outstanding loan balance, or the Plan terminates, the Plan Administrator's consent to prepayment is not required.

6.

Procedures for Determining a Reasonable Effective Rate of Interest on a Loan

The annual effective loan interest rate shall be not less than the prevailing rate of interest charged on similar commercial loans by persons in the business of lending money and shall be determined by the Plan Administrator in accordance with procedures set forth in Attachment B signed by the Plan Administrator.  Such determination shall be made on a nondiscriminatory basis for:  (a) all Active Participants in similar circumstances at the time the loan is authorized and (b) for those Prior Participants and beneficiaries who are Parties in Interest in similar circumstances at the time the loan is authorized.

7.	Collateral Which May Secure a Loan A loan shall be secured by an equivalent lien on the Participant's non-forfeitable interest in the Plan at the time of the loan.
8.

Events Constituting a Default on a Loan and Steps to Preserve Plan Assets in Such Event

A loan made pursuant to the Plan's loan program shall be considered in default and treated as a Deemed Taxable Distribution if any of the following occurs and there is not a distributable event under the provisions of the Plan:

	i.	the borrower does not make a loan repayment by the end of the calendar quarter following the quarter in which such payment was due,
3

END OF PAGE 68
ii.

the borrower goes on authorized leave of absence (as specified in Attachment B) with reduced or insufficient pay to cover the loan repayments, and fails to resume loan repayments at the end of the plan's authorized leave of absence period,

	iii.	the borrower revokes his payroll deduction election or it becomes invalid even though he remains in active employment, or
	iv.	a lien is made against the loan collateral.
A loan made pursuant to the Plan's loan program shall be considered in default and treated as an Offset Taxable Distribution if:
	v.	the borrower dies, or
vi.

the borrower terminates employment with the Employer and either: (a) does not voluntarily pay off the entire unpaid balance of the loan and all interest owing thereon within a reasonable amount of time as determined by the secured party but not sooner than 15 days from the date he terminates employment and not later than the date in 8 (i) above or (b) fails to continue to make scheduled loan repayments, if permitted in Attachment B, or makes a withdrawal (other than periodic withdrawals to cover loan repayments) while any portion of the loan remains outstanding, or

	vii.	an event as described above under a Deemed Taxable Distribution occurred and the Participant is eligible for a distributable event under the provisions of the Plan.

To the extent permitted by the Code, upon the occurrence of any event constituting default, the Plan Administrator may foreclose on the Loan Note and attach the Participant's (or beneficiary's) security for the loan to the extent necessary to satisfy the amount in default.  However, foreclosure on the note and attachment of security will not occur until a distributable event occurs under the Plan.

If elected in Attachment B, a Former Participant will be permitted to rollover the unpaid balance of a plan loan from this plan to a successor employer's plan ("successor plan"), provided that the promissory note from this plan is duly assigned to the successor Plan.

9.

Glossary

Deemed Taxable Distribution:  A Deemed Taxable Distribution generally results due to the failure to make scheduled loan repayments in accordance with the terms of the loan.  The deemed distribution is treated as a distribution only for tax purposes and does not result in a distribution or reduction of the participant's account.

Offset Taxable Distribution:  An Offset Distribution is an actual distribution from the plan which, in accordance with the terms of the loan, reduces a participant's account in order to repay the outstanding loan balance.  This generally happens when a participant terminates employment or when a distributable event has occurred under the terms of the plan.

Owner-Employee:  A self-employed individual (including any family member) who either (i) owns the entire interest in an unincorporated trade or business or (ii) in the case of a partnership, is a partner who owns more than 10% of either the capital interest or the profits interest in such partnership.

Participant:  As used in this Loan Policy Document means an "Active Participant", a "Former Participant" or a "Prior Participant" who is a "Party in Interest" (as defined in Section 3(14) of the Employee Retirement Income Security Act of 1974 (ERISA)) to the Plan.

4

END OF PAGE 69

"Active Participant" means any individual who is participating in the Plan in accordance with its provisions.

"Former Participant" means any individual who has been an Active Participant but who is no longer employed by the Employer and who still has a Participant's account in the Plan.

"Prior Participant" means any Former Participant who is a Party in Interest.

Any Active Employee who has a Participant's account in the Plan shall be eligible to apply for a loan under the same terms and conditions as an eligible active Participant (described above) and shall be considered a Participant for purposes of this Loan Policy Document.  Administration of this loan program, where it involves military reservists, shall be in accordance with applicable law.

Party in Interest:  As to this Plan, means any individual or entity described in Section 3(14) of ERISA, including, among others: (a) the Employer, (b) any Employee, officer, director or 10% or more shareholder of the Employer, (c) a service-provider to the Plan or (d) a fiduciary, counsel or employee of the Plan.  Generally, an Employee will cease to be a Party in Interest at the point that his/her service as an Employee is terminated, unless the former Employee satisfies the Party in Interest definition via some other category, (e.g. the former Employee remains a 10% or more shareholder of the Employer whose employees are covered by such Plan; he/she remains a fiduciary to the Plan, etc.).

Plan Administrator:  The person or persons authorized by the Employer to administer the Plan's loan provision.

Shareholder-Employee:  An Employee or officer of a subchapter S corporation (including any family member) who owns or is considered as owning on any day during the taxable year of such corporation, more than 5% of the outstanding stock of the corporation.

ATTEST:
By:
Title:
Date:
Account No.: QK61757
Employer: Paul Mueller Company
5

END OF PAGE 70
Attachment A
1.	The minimum loan amount is $1,000.
2.	A loan may be made from the following contribution types: Employer Matching Contributions (1) Non-Elective (Employer) Contributions (2) 401(k) Elective Contributions (3) Rollover Contributions (4)
3.	A non-refundable loan set-up charge equal to $75 per loan will be deducted from the Participant's Account.
4.

The number of outstanding loans that a Participant can have at one time is 1.  A loan that has been treated as a deemed distribution will continue to count as an outstanding loan until such amount is offset (reduced) from the participant's account.

5.	The loan amount will be withdrawn from the Participant's Account in accordance with: (a) the Contribution Type Sequence listed below and (b) the Investment Option sequence listed below.*
CONTRIBUTION TYPE SEQUENCE:
	Qualified Non-Elective Contributions (1) Employer Matching Contributions (2) Non-Elective (Employer) Contributions (3) 401(k) Elective Contributions (4)	Rollover Contributions (5) Employee Contributions (Basic) (6) Employee Contributions (Voluntary) (7)
INVESTMENT OPTIONS SEQUENCE:

Stable Fund (1)
Government Fixed Fund (2)
Stable Pooled Fund (3)
Money Market Fund (4)
High Quality Bond Fund (5)
Intermediate Government Bond Fund (6)
Short Horizon Strategic Allocation Fund (7)
Core Bond Fund (8)
High Yield Bond Fund (9)
Short/Intermediate Horizon Strategic Allocation Fund (10)
Intermediate Horizon Strategic Allocation Fund (11)
Balanced Fund (12)
Value & Income Fund (13)

Stock Index Fund (14)
Intermediate/Long Horizon Strategic (15)
Growth and Income Fund (16)
Equity Growth Fund (17)
Long Horizon Strategic Allocation Fund (18)
Mid Cap Value Fund (19)
Mid Cap Growth Fund (20)
Small Cap Value Fund (21)
Special Equity Fund (22)
Small Cap Growth Fund (23)
International Equity Fund (24)
Aggressive Equity Fund (25)

*Note: The Contribution Types and Investment Options are subject to those offered under the Employer's Plan.
Account No.: QK61757
Employer: Paul Mueller Company
6

END OF PAGE 71
Attachment B
1.	Participants may request loans by the following method:
	[X]	Calling Diversified's Toll Free number and properly authorizing such request	[ ]	Submitting a signed and completed loan application to the Plan Administrator
	[ ]	Submitting a signed and completed loan application to Diversified	[X]	Initiating and properly authorizing a loan request via Diversified Direct's Web page
2.

Different terms and conditions of a loan for Prior Participants or beneficiaries, who are Parties in Interest:

  N/A

(ex:  repayment basis, interest and terms based on creditworthiness and financial need)

Note: These terms and conditions should be based on factors that are legally considered by commercial entities in the business of making similar loans.
3.	Restrictions for the use of funds for loans, if any, are: N/A (ex: hardship reasons, college or educational expenses, home purchase expenses)
4.	The basis on which principal residence purchase loans will be approved or denied: Loans for a principal residence may not exceed 5 years. (ex: loans for a principal residence may not exceed 15 years)
5.

The loan interest rate will be determined in accordance with the following procedures:

The interest rate will be the Prime Rate as published in the "Wall Street Journal" plus 2%.  Any changes in the Prime Rate will be reflected on the following business day.

6.	Loan repayments [X] will [ ] will not be suspended while a Participant is performing service in the Uniformed services as provided in Code Sec. 414(u)(4).
7.

For leaves of absence not due to military service, loan repayments [X] will be suspended for 1 year (may not exceed 1 year) [   ] will not be suspended while a Participant is on authorized leave either without any pay from the Employer or at a rate of pay (after income and employment tax withholding) that is insufficient to cover the loan repayments.

8.	A Former Participant is not permitted to continue to make scheduled loan repayments.
9.

Loan repayments from Prior Participants or beneficiaries who are Parties in Interest and Former Participants, if permitted in 8.  above, or by Participants who are on leave of absence and whose loan repayments have not been suspended during such leave, must be made by:

Check applicable boxes:

	[ ] Money Order	[ ] Bank Check
[ ] Certified Check
7

END OF PAGE 72
10.

If permitted by the plan loan administrators of the transferor plan and this Plan, Participants [   ] will [X] will not be permitted to rollover the unpaid balance of a plan loan from a previous employer's qualified plan.

11.

If permitted by the plan loan administrators of a successor employer's plan and this Plan, Participants [   ] will [X] will not be permitted to rollover the unpaid balance of a plan loan from this Plan to a successor employer's plan.

12.

Notwithstanding in Section 2 of this Loan Policy Document, rollover loans, into this Plan from a previous employer's Plan , will be treated as an existing loan and shall be subject to the number of loans limitation in the Plan.

By: /S/ DONALD E. GOLIK
Title: Sr. Vice President & CFO
Date: September 29, 2003
Account No.: QK61757
Employer: Paul Mueller Company
8

END OF PAGE 73