Form 10-K
period 2003-12-31
MUELLER PAUL CO
filed 2004-03-26
CIK 68726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

____________________________________________________

FORM 10-K

(Mark One)

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 2003 or
OR
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to .

Commission File Number:  0-4791

PAUL MUELLER COMPANY (exact name of registrant as specified in its charter)
MISSOURI (state or other jurisdiction of incorporation or organization)	44-0520907 (I.R.S. employer identification no.)
1600 W. PHELPS ST., SPRINGFIELD, MISSOURI (address of principal executive offices)	65802 (zip code)
(417) 831-3000 (the registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(title of each class)	(name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock par value $1 per share (title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]      No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:    [X]

Indicate by check whether the Registrant is an accelerated filer (as defined in Exchange Rule 12b-2).  Yes  [   ]      No  [X]

The aggregate market value of the voting stock of the Registrant held by nonaffiliates on June 30, 2003, was $41,853,753.  As of March 17, 2004, there were 1,193,771 shares of common stock, $1 par value, of the Registrant outstanding.

Portions of the Proxy Statement for the annual meeting of shareholders to be held May 3, 2004, are incorporated by reference into Part III.

10-K & EXHIBITS - PAGE 1

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

C.

NARRATIVE DESCRIPTION OF BUSINESS

The Registrant's segments include Dairy Farm Equipment, Industrial Equipment, and Field Fabrication, and Transportation.

The Dairy Farm Equipment segment includes standard products that are built to stock and are available for sale from inventory.  The Dairy Farm Equipment segment sells milk-cooling and storage equipment and accessories, refrigeration units, and heat-recovery equipment for use on dairy farms to independent dealers for resale.  Sales are made to the domestic and export markets.  The Registrant has a license agreement with a Dutch company which allows for the production and sale of milk coolers in Europe and which provides royalties for the Registrant.  The license can be terminated by either party on 60-days written notice.  The Registrant entered into a license agreement in February 1994 under which it acquired the rights to manufacture and market evaporator assemblies used in liquid-ice systems.  Under the license agreement, the Registrant is the sole licensee of the technology for milk-cooling on dairy farm applications with no minimum annual royalties required.

10-K & EXHIBITS - PAGE 2

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

The Registrant entered into the following two license agreements in prior years that relate to the Industrial Equipment segment:

-

The Registrant entered into a license agreement in February 1994 under which it acquired the rights to manufacture and market evaporator assemblies used in liquid-ice systems.  The agreement provides the Registrant an exclusive license to manufacture and to sell or to sublicense its rights for the following applications:  HVAC; gas turbine; process cooling of food and chemicals; and concentration of milk, fruit juices, and acid solutions.  The exclusive license is restricted to specific territories defined by application.  The license is exclusive until expiration of the patents.  If the license becomes nonexclusive, it is not expected to have a significant effect on the Registrant's results of operation or financial condition.  The Registrant began manufacturing and marketing such equipment in 1995.

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

The Transportation segment includes the activities of Mueller Transportation, Inc., a wholly owned trucking subsidiary.  This segment provides outbound transportation of products for customers of the Industrial Equipment and Dairy Farm Equipment segments and provides transportation services to the Field Fabrication segment for components that are shipped to the field.  Revenues are also obtained by performing contract carriage for third parties.  Services provided by this segment are those of a specialized carrier, as a significant number of the loads are oversized in dimension and weight.  This segment operates with a fleet of 15 tractors and 40 specialized trailers to transport oversize loads.  Intersegment sales by the Transportation segment are eliminated in the preparation of the Consolidated Financial Statements.

Raw materials used in the fabrication of the Registrant's products are readily available from sources in the United States.  The Registrant purchases components from two European vendors under agreements for its heat-transfer product line.

10-K & EXHIBITS - PAGE 3

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

Sales of the Registrant's products are distributed among several customers.  During 2003, sales to one customer (Eli Lilly and Company) of $13,045,000 exceeded 10% of consolidated sales and related to the Industrial Equipment segment.  In the Industrial Equipment segment and the Field Fabrication segment, business is acquired on a project-by-project basis; and large projects for the same customer do not generally occur on a regular basis.  Therefore, the loss of a customer would not necessarily have a material adverse effect on the Registrant and its subsidiaries taken as a whole.

The backlog of sales was approximately $41,106,000, at February 29, 2004, compared to approximately $56,497,000 at February 28, 2003.  It is anticipated that almost all of the February 29, 2004, backlog will be recognized as sales during the current year.

In the Industrial Equipment segment, there are several competitors, most of which are smaller than the Registrant.  Many Industrial Equipment projects are bid among several possible suppliers, which tends to make pricing very competitive.  In the Dairy Farm Equipment segment, there are relatively few competitors, and the Registrant is one of the largest manufacturers of dairy farm milk coolers in the world.  In the Field Fabrication segment, there are relatively few competitors, as the market for products supplied is narrow in scope.  In the Transportation segment, there are several competitors.  For all segments, the principal methods of competition are price, quality, delivery, and service.

The price of stainless steel is expected to continue to increase during 2004.  The increase is driven principally by surcharges that are the result of the volatility in the market price of nickel, a key material used in the production of stainless steel.  The surcharge continues to increase; and for April 2004, the surcharge for 304 and 316 stainless (our most commonly used grades of stainless steel) will be $0.57 and $0.78 per pound, respectively.  The Registrant attempts to pass increases in stainless steel prices on to its customer to the extent permitted by competitive conditions.

The Registrant spent $1,024,800 in 2003, $1,103,800 in 2002, and $981,600 in 2001 on research activities relating to the development of new products or services and the improvement of existing products or services.  Sixteen full-time administrative employees are engaged in this activity.

It is not anticipated that compliance with Federal, State, and local laws and regulations, which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, will have a material effect upon the capital expenditures, earnings, or competitive position of the Registrant and its subsidiaries.

The total number of employees at December 31, 2003, was 966 for the Registrant and its wholly owned subsidiaries.

10-K & EXHIBITS - PAGE 4

D.

FINANCIAL INFORMATION ABOUT FOREIGN AND
DOMESTIC OPERATIONS AND EXPORT SALES

Information about the amounts of export sales is covered in Note 7 of the Notes to Consolidated Financial Statements found in Part II, Item 8, and is incorporated herein by reference.

ITEM 2.  --  PROPERTIES

The Registrant's primary domestic manufacturing facilities are located in Springfield, Missouri, and occupy approximately 730,000 square feet on 50 acres of land.  These facilities are owned by the Registrant, as is all of the equipment it uses.  The original section of the present Springfield plant was built in 1950 and consisted of 23,720 square feet.  Since then, the Registrant has added to this facility many times in the course of a continuing program for enlarging and modernizing its facilities and increasing its capabilities.  An addition of approximately 14,100 square feet was made in 1981.  The latest addition of about 6,000 square feet was made in 1999.

In February 1987, the Registrant acquired an additional manufacturing facility in Osceola, Iowa, which contains approximately 215,000 square feet.

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

As previously reported, a lawsuit was filed in May 2002 against the Registrant alleging breach of contract / breach of express warranty in connection with the sale of a heat exchanger in October 2000.  The plaintiff alleged in the suit that it had suffered direct, consequential, and incidental damages in excess of $3,100,000.  On March 5, 2004, the parties reached an out-of-court settlement of the lawsuit.  Under the settlement, the plaintiff will receive $600,000.  The Registrant will be responsible for $300,000 of the settlement, and the balance will be covered by the Registrant's product liability carrier.  The Registrant's liability of $300,000 has been reflected in the results for the year 2003.  The effect on the 2003 results was to reduce net income by $189,000, net of tax, or $0.16 per share on a diluted basis.

ITEM 4.  --  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant did not submit any matter to a vote of security holders, through a solicitation of proxies or otherwise, during the fourth quarter of 2003.

ITEM 10.  (from PART III)  --  EXECUTIVE OFFICERS OF THE REGISTRANT

Name Daniel C. Manna (1) Donald E. Golik (1)	Age 57 60	Position(s) with the Registrant President and Director Senior Vice President & Chief Financial Officer, Secretary & Director
(1)	Individual has been employed by the Registrant for more than the past five years.

Each of the above officers was elected to serve until the next annual meeting of the Board of Directors, which will be held on May 3, 2004, and until his successor shall have been duly elected and qualified or until his earlier resignation or removal.

10-K & EXHIBITS - PAGE 5

PART II

ITEM 5.  --  MARKET PRICE FOR THE REGISTRANT'S COMMON STOCK AND
                     RELATED SECURITY HOLDER MATTERS

The Registrant's common stock is traded on The Nasdaq Stock Market (Registered) under the symbol MUEL.  As of December 31, 2003, there were approximately 230 shareholders of record and approximately 620 beneficial shareholders.

Market high and low prices and quarterly cash dividends in 2003 and 2002 were as follows:

	2003 Quarter Ended				2002 Quarter Ended
Market Price of Stock High Low Cash Dividends Declared per share	3-31 $ 34.50 $ 29.45 $ 0.60	6-30 $ 41.50 $ 30.97 $ 0.60	9-30 $ 45.00 $ 39.25 $ 0.60	12-31 $ 42.50 $ 39.01 $ 0.60	3-31 $ 32.50 $ 28.00 $ 0.60	6-30 $ 33.12 $ 30.31 $ 0.60	9-30 $ 32.50 $ 25.17 $ 0.60	12-31 $ 30.90 $ 26.15 $ 0.60

ITEM 6.  --  SELECTED FINANCIAL DATA

Net sales Net income (loss) Earnings (loss) per common share: Basic Diluted Common shares outstanding Dividends declared per common share Total assets Long-term obligation, net of current maturities	2003 $116,766,018 $ 2,018,553 $ 1.73 $ 1.71 1,193,771 $ 2.40 $ 67,654,860 $ 992,208	2002 $114,149,434 $ 1,889,158 $ 1.62 $ 1.61 1,185,071 $ 2.40 $ 68,330,756 $ 1,604,566	2001 $ 94,288,219 $ (1,359,840) $ (1.16) $ (1.16) 1,179,721 $ 2.40 $ 55,910,473 $ 947,189	2000 $105,182,134 $ 3,847,397 $ 3.29 $ 3.29 1,173,721 $ 2.40 $ 55,687,051 $ 162,366	1999 $ 95,176,678 $ 1,870,659 $ 1.60 $ 1.60 1,174,021 $ 2.40 $ 55,622,768 $ 162,366

10-K & EXHIBITS - PAGE 6

ITEM 7.  --  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     OPERATING RESULTS AND FINANCIAL CONDITION

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Registrant's consolidated results of operations and financial condition.  The discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

Overview

Paul Mueller Company ("Registrant") is a manufacturer of high-quality stainless steel tanks and vessels and process systems and equipment.  The Registrant's products are used on dairy farms and in a wide variety of industrial applications, including food, dairy, and beverage processing; pharmaceutical, biotechnological, and chemical processing; water distillation; heat transfer; HVAC; commercial refrigeration; heat recovery; process cooling; and thermal-energy storage.  The Registrant has two manufacturing facilities located in Springfield, Missouri, and Osceola, Iowa, with about 730,000 square feet and 215,000 square feet, respectively.

The Registrant has four reportable segments:  Industrial Equipment, Dairy Farm Equipment, Field Fabrication, and Transportation.  The Industrial Equipment segment produces custom designed and built processing equipment, biopharmaceutical equipment, heat transfer equipment, thermal products, and commercial refrigeration products.  The Dairy Farm Equipment segment produces milk-cooling and storage equipment and accessories for use by dairy farmers.  The Field Fabrication segment provides very large, field-fabricated tanks and vessels and systems that cannot be built and shipped from the factory.  The Transportation segment is a trucking operation that provides delivery of products to customers and the backhaul of materials and components.  The Registrant's reportable segments are managed separately because they offer different products and serve different markets.

The largest segment is the Industrial Equipment segment, and it is located at the Springfield, Missouri, facility.  This segment's product lines include processing equipment, biopharm systems, heat transfer products, commercial refrigeration products, and thermal-storage equipment.  The profitability of the Industrial Equipment segment historically has been lower than the Dairy Farm Equipment segment (the other main segment), as the Industrial Equipment segment is more resource-intensive and the markets served are extremely competitive.  Projects are generally engineered to order and require much greater support from the sales, engineering, and manufacturing areas, as well as a high degree of skill to fabricate.  Also, the risks of manufacturing are greater because the products are custom designed and built; and the chance of misinterpretation, error, and mistakes is much greater than with standard products.  Ordinarily, Industrial Equipment projects are bid among several suppliers, which tends to make pricing very competitive.

The Registrant's facilities for the Industrial Equipment segment are particularly well suited to large projects.  The Registrant has the engineering capability and the manufacturing facilities to efficiently execute large projects.  However, due to a long sales cycle, these large projects tend to be acquired on a periodic rather than on a consistent basis.  This factor leads to significant swings in the level of sales and profitability between years for the Industrial Equipment segment.

During the past two years, the biopharm systems product line sales personnel have been successful in securing large modular projects that involve the fabrication and factory testing of complete process modules comprised of vessels, interconnected piping, instrumentation, and controls.  These projects are well suited to the Registrant's engineering and fabrication capabilities and its facilities; and they have contributed to the improved performance of the segment.

Sales organizations for each product line within the Industrial Equipment segment sell directly to end users or to large engineering firms who are acting on behalf of their clients.

10-K & EXHIBITS - PAGE 7

Competition is particularly intense for the processing equipment product line as there are numerous competitors, all of which are smaller than the Registrant.  The Registrant's strategy is to provide comprehensive capabilities to serve its customers in the markets in which the Registrant competes.  The capabilities include extensive engineering and design, shop fabrication of equipment and systems, on-site fabrication of equipment and systems, field installation of piping and other equipment, start-up, and commissioning.  In addition, there is the capability within the Field Fabrication segment of acting as a general contractor to erect buildings and related facilities to house equipment and tanks that are shop- or field-fabricated; and the Registrant's Transportation segment can handle transportation of the shop-fabricated tanks, equipment, and components.  The Registrant has the capability of working with the customer from conceptual design through the startup phase of a project.  This combination of available services provides a one-stop solution for the customer and offers a competitive advantage for certain projects.

For the Industrial Equipment segment, revenue from sales of fabricated products is recognized upon passage of title to the customer.  Passage of title may occur at the time of shipment from the Registrant's plant, at the time of delivery to the customer, or when projects are completed in the field and accepted by the customer.  For large, multi-unit projects that are fabricated in the plant, revenue is recognized under the units-of-delivery method, which is a modification of the percentage-of-completion method of accounting for contracts.  The units-of-delivery method recognizes as revenue the contract price of the units completed and shipped or delivered to the customer (as determined by the contract).  Revenues from long-term contracts that involve only a few deliverables are recognized on the percentage-of-completion method of accounting.  For plant-fabricated projects, percentage of completion is determined by comparing total manufacturing hours incurred to date for each project to estimated total manufacturing hours for each project.

A portion of the Springfield plant employees are covered by a union contract with Sheet Metal Workers International -- Local 208.  The current contract will expire on April 7, 2004; and management expects to achieve a new contract.

Dairy Farm Equipment is the second largest segment in terms of sales and is located at the Registrant's Osceola, Iowa, facility.  Dairy Farm Equipment is sold domestically and internationally to about 270 independent dealers for resale to dairy farmers.  A significant portion of the dealers are located in the continental United States.  Dairy Farm Equipment segment sales are most directly affected by milk prices paid to farmers, the cost of feed, and the level of milk production.  Revenue for the Dairy Farm Equipment segment is recognized at the time title to the equipment is transferred, which generally occurs upon shipment from the plant.

In the domestic Dairy Farm Equipment market, the number of dairy farms continues to decline as high-cost-production dairies are being eliminated.  Advances in dairy farming techniques have created an excess of milk production in the United States, with low milk prices and relatively flat milk consumption; and it continues to drive many smaller dairy farms out of business.  This process leaves fewer, though larger, dairy farm operations that will require larger milk-cooling and storage capacity.  The Registrant is well positioned to meet the milk-cooling and storage capacity requirements of this change in the marketplace; and any impact on revenues and profitability will depend on the rate at which farm consolidation continues.

As the size of the domestic market for Dairy Farm Equipment continues to decline, competition will increase among the equipment suppliers.  The three major competitors of the Registrant in the Dairy Farm Equipment market are full-line suppliers, whereas the Registrant's offering is limited to milk-cooling and storage equipment.  The Registrant shares dealers with its competitors, and those dealers will be encouraged by the competitors to sell their product lines exclusively, to the exclusion of the Registrant's products.  This is more often the case on projects involving a complete new dairy where the competitors are able to offer a total package and greater pricing flexibility.  However, in spite of the pressure of reduced sales, the Registrant has been able to maintain a significant market share and is well positioned for the trend toward larger dairy operations.

Field Fabrication is the third segment.  This segment was established in 1998, when Mueller Field Operations, Inc., was incorporated as a wholly owned subsidiary; and it expanded the Registrant's product offering by providing the capability to completely fabricate and assemble large stainless steel tanks in the field.  This segment also offers a turnkey solution to the customer that includes not only building erection and equipment installation, but also on-site fabrication and installation of piping, other equipment startup, and commissioning.  Additionally, this segment has the capability to modify and/or repair existing equipment operating at a customer's facility.  The Field Fabrication segment purchases components from the Industrial Equipment segment, and those sales are eliminated in the preparation of the Consolidated Financial Statements.  Revenue for the Field Fabrication segment is recognized on the percentage-of-completion method of accounting.  Generally, projects are competitively bid among a few competitors.

10-K & EXHIBITS - PAGE 8

The Transportation segment includes the activities of Mueller Transportation, Inc., a wholly owned trucking subsidiary.  This segment provides outbound transportation of products for customers of the Industrial Equipment and Dairy Farm Equipment segments and provides transportation services to the Field Fabrication segment for components that are shipped to the field.  Revenues are also obtained by performing contract carriage for third parties.  Services provided by the segment are those of a specialized carrier, as a significant number of loads are oversized in dimension and weight.  This segment operates with a fleet of 15 tractors and 40 specialized trailers to transport oversized loads.  The Field Fabrication segment utilizes transportation services from the Transportation segment, and those sales are eliminated in preparation of the Consolidated Financial Statements.

The Industrial Equipment and Field Fabrication segments provide capital equipment to industrial customers; and consequently, the level of sales for each segment is directly affected by the growth in the general economy, capital expenditure levels, capacity utilization, and interest rates.

Management evaluates performance of each of the segments based on profit and loss from operations before income taxes.  Accounting policies for the segments are the same as those described in the Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

OPERATING RESULTS

SALES  --  Consolidated results for each of the three years ended December 31, 2003, 2002, and 2001, were as follows:

Net Sales
Cost of Sales
                Gross profit
Selling, General and Administrative Expenses
                Operating income (loss)

Other Income (Expense):
        Interest income
        Interest expense
        Other, net

                Income (loss) before income taxes
Provision (Benefit) for Income Taxes
Income (Loss) before Joint Venture
Equity in Income (Loss) of Joint Venture
Net Income (Loss)

2003 $116,766,018 93,177,115 $ 23,588,903 21,370,524 $ 2,218,379 $ 78,148 (82,700) 459,770 $ 455,218 $ 2,673,597 664,000 $ 2,009,597 8,956 $ 2,018,553 ==========	2002 $114,149,434 91,432,774 $ 22,716,660 20,278,938 $ 2,437,722 $ 89,269 (25,955) 350,186 $ 413,500 $ 2,851,222 967,000 $ 1,884,222 4,936 $ 1,889,158 ==========	2001 $ 94,288,219 78,071,436 $ 16,216,783 18,912,525 $ (2,695,742) $ 199,079 (25,218) 306,045 $ 479,906 $ (2,215,836) (955,000) $ (1,260,836) (99,004) $ (1,359,840) =========

2003 Compared to 2002  --  Net income for 2003 exceeded 2002 net income as a result of higher sales coupled with an increase in profit for the Industrial Equipment segment.  The improvement in sales for the Registrant was a direct result of the larger backlog at the beginning of 2003 of $54,023,000, which was $25,573,000 higher than the backlog for 2002.  However, order entry during 2003 was 24% less than during 2002, with all segments experiencing a decrease in order entry from the prior year.  The decrease in order entry had a dramatic impact on results for the year, as the workload dropped off in the last half of 2003.  The workload problem was further exacerbated as a customer placed a modular system project on indefinite hold in mid-year, which caused an additional reduction to the workload.  This had an adverse impact on sales for the second half of the year, as revenue of approximately $4,400,000 was scheduled to be recognized under the percentage-of-completion method of accounting during the last half of the year.  A net loss of $700,000 was incurred during the fourth quarter after having earned $2,719,000 of net income through the first nine months of the year. The under-absorption of manufacturing burden due to the low workload level and the lawsuit settlement of $189,000, after tax, both adversely affected results for the fourth quarter.

10-K & EXHIBITS - PAGE 9

Sales by segment for the two years ended December 31, 2003, were as follows:

Industrial Equipment Dairy Farm Equipment Field Fabrication Transportation	2003 $ 91,379,067 $ 14,306,860 $ 8,299,941 $ 3,918,474	2002 $ 78,239,085 $ 20,274,303 $ 14,939,379 $ 3,361,503

The improvement in sales for the Industrial Equipment segment was solely due to biopharm systems sales, as the other product lines within the segment experienced flat or reduced sales.  The increase in sales related to a 259% increase in the backlog for the biopharm systems product line at the beginning of 2003 compared to the beginning of 2002.  Sales of biopharm systems were $20,000,000 higher during the past year compared to 2002.  Within the biopharm systems product line, sales of modular systems were the most significant component of sales and represented 63% of biopharm systems sales for 2003.  Sales for modular systems were recognized under the percentage-of-completion method of accounting.

In contrast, sales for the processing equipment product line (traditionally one of our most significant product lines within the Industrial Equipment segment) were down 19% during 2003 compared to 2002.  This product line, in particular, has been adversely affected by the low level of business capital expenditures and low capacity utilization rates that have occurred over the past three years.  Due to the reduced level of spending, conditions were also very competitive for projects that were available during 2003, which adversely affected pricing, margins, and profitability of this product line.

Sales in the Dairy Farm Equipment segment for 2003 were at their lowest level since 1987.  The decline was almost entirely attributable to the domestic market, as export sales were relatively flat between 2003 and 2002.  The decrease in domestic Dairy Farm Equipment sales during 2003 was directly related to the milk price received by farmers, as the average milk price from July 2002 through June 2003 was at its lowest level in 25 years.  Although the milk price increased during the second half of 2003 due to increased culled cow prices, strong utilization of cheese, and the implementation of a herd reduction program by cooperatives, dairy farmers were in no position to increase their milk-cooling and storage capacity after having experienced a year of extremely low milk prices.  As a result, the Dairy Farm Equipment segment experienced a 50% decline in the number of milk coolers sold in the domestic market in 2003 compared to 2002.

Although the backlog for the Field Fabrication segment was $5,503,000 at December 31, 2002, order entry during 2003 declined by 79% from the preceding year which contributed to the $6,639,000 reduction in sales.  Like the Industrial Equipment segment, the Field Fabrication segment was affected by the weakness in capital expenditures during 2003.  The economy remained sluggish during 2003, and firms adopted a conservative position with respect to capital investments.  Customers postponed capital expenditures and limited their expenditures to essential plant maintenance and repair items.

Sales for the Transportation segment were $557,000 higher during 2003 compared to 2002.  The increase was consistent with the increase in sales for the Registrant.  Revenues were also higher due to several large, oversize loads that were transported during the year.

The gross profit rate for 2003 was 20.2% compared to a gross profit rate of 19.9% for 2002.  The improvement in the gross profit percentage was due to an increase in the gross margin rate (a measure of the variable profit margin), coupled with an increase in sales volume.  The gross margin improved primarily as a result of the improved gross margin for the Industrial Equipment segment.  Within the Industrial Equipment segment, gross margins were generally higher for 2003 versus 2002; and the biopharm systems product area had the most significant impact, as sales were 65% higher and the overall gross margin rate improved by approximately 1.3%.  However, the LIFO provision reduced gross profit by $1,386,000 during 2003, compared to only a $37,000 reduction during 2002.  The increase in the LIFO provision was the result of rapidly escalating surcharges for stainless steel during 2003, coupled with an increase in the inventory level.  Manufacturing burden for 2003 was 8% higher than during 2002.  The increase was due to higher costs for personnel (including wages and significantly higher costs for healthcare) and variable manufacturing burden costs related to the higher sales volume for the year.  Additionally, the low production volume during the last quarter of 2003 adversely affected the manufacturing burden expense for the year.

10-K & EXHIBITS - PAGE 10

The price of stainless steel is expected to continue to increase during 2004.  The increase is driven by the surcharges assessed at the time of shipment that are the result of the volatility in the market price of nickel, chrome, and molybdenum, which are key materials used in the production of stainless steel.  The surcharges have continued to increase, as April 2004 surcharges for our most commonly used grades of stainless steel will be $0.25 and $0.33 per pound higher than the December 2003 surcharges.  In addition, the price of carbon steel has risen dramatically and could also have an adverse effect on costs.  Inflation is a factor that affects the cost of operations, and the Registrant seeks to minimize the effect on its operating results.  To the extent permitted by competitive conditions, higher material prices, labor costs, and operating costs are passed on to the customer by increasing prices.

As previously reported, a lawsuit was filed in May 2002 against the Registrant alleging breach of contract / breach of express warranty in connection with the sale of a heat exchanger in October 2000.  The plaintiff alleged in the suit that it had suffered direct, consequential, and incidental damages in excess of $3,100,000.  On March 5, 2004, the parties reached an out-of-court settlement of the lawsuit.  Under the settlement, the plaintiff will receive $600,000.  The Registrant will be responsible for $300,000 of the settlement, and the balance will be covered by the Registrant's product liability carrier.  The Registrant's liability of $300,000 has been reflected in the results of the Industrial Equipment segment for 2003.  The effect on the 2003 results for the Industrial Equipment segment was to reduce net income before tax by $300,000.

Selling, general and administrative expenses were higher during 2003 compared to 2002 primarily as a result of higher personnel costs, including healthcare expense, depreciation expense, and insurance costs.

During 2003, the Registrant utilized its bank borrowing facility, so interest expense was significantly higher and interest income was lower during 2003 compared to 2002.  Other, net was higher during 2003 versus 2002 due to higher royalties and miscellaneous income.

The effective tax rates for 2003 and 2002 were 24.8% and 33.9%, respectively.  The rates for 2003 and 2002 were below the statutory rate (34%) due primarily to tax credits.

The Registrant's share of the income from the 50%-owned Mexican joint venture for 2003 increased by $4,020 over 2002.  The improved performance for 2003 was directly related to an increase in sales by the joint venture company.

The Registrant's net income for 2003 was $2,019,000, or $1.71 per share on a diluted basis, compared to $1,889,000, or $1.61 per share on a diluted basis, in 2002.

2002 Compared to 2001  --  The 21% increase in consolidated sales achieved during 2002 compared to the prior year was the most significant factor contributing to the variance in the results between 2002 and 2001.

Sales by segment for the two years ended December 31, 2002, were as follows:

Industrial Equipment Dairy Farm Equipment Field Fabrication Transportation	2002 $ 78,239,085 $ 20,274,303 $ 14,939,379 $ 3,361,503	2001 $ 64,518,777 $ 18,115,792 $ 15,697,746 $ 2,240,017

10-K & EXHIBITS - PAGE 11

The most significant increase in sales occurred in the Industrial Equipment segment, as sales were $78,239,000 for 2002 compared to $64,519,000 for 2001.  Virtually all of the increase in sales for the segment related to the biopharm systems product line, as sales were $23,400,000 higher during 2002 compared to 2001 for this product line.  Sales were favorably affected by a 260% increase in order entry for the biopharm systems product line during 2002 compared to 2001.  Sales during 2002 included a modular system that was completed and shipped during the third quarter of 2002, the first bioreactor system for a biotechnology firm that was completed and shipped during the fourth quarter of 2002, and sales for two large modular projects secured during 2002 that were recognized under the percentage-of-completion method of accounting.  Sales of virtually all products within the biopharm systems product line were higher during 2002 compared to 2001.  In contrast, sales for the processing equipment and heat transfer product lines within the Industrial Equipment segment were down 20% and 12%, respectively.  These product lines were particularly adversely affected by the steep declining trend in industrial capital expenditures and low capacity utilization that has occurred over the past few years.  Additionally, due to reduced capital spending, conditions were extremely competitive for the projects that were available during 2002, which adversely affected prices, margins, and profitability for the Industrial Equipment segment.

Sales of Dairy Farm Equipment were higher in both the domestic and international markets during 2002 compared to 2001.  Domestic sales improved by 13% from 2001, while export sales were higher by approximately 10%.  This was consistent with the increase in milk-cooler unit sales between 2002 and 2001 and the 16% increase in the average size of the Registrant's milk coolers sold in the domestic market.

Although the average milk price during 2002 was 20% less than 2001 and order entry was down 4% from the prior year, sales of domestic Dairy Farm Equipment were higher.  A significant contributor to the increase in sales was the beginning 2002 backlog of $2,910,000, which was an increase of 65% over the backlog at the beginning of 2001.  Also, milk prices were favorable for the first half of 2002 and averaged about $11.00 per cwt.; and feed costs remained reasonable for most of 2002.  Both factors contributed to investment in new milk-cooling and storage capacity.  Additionally, the 2002 annual milk production increased by 2.7% over the milk production in 2001, which also contributed to the need for additional storage capacity.

Although the U.S. dollar remained strong during 2002 and the economies remained sluggish in many of our export markets, export sales of Dairy Farm Equipment were slightly higher during 2002 compared to 2001.  The main areas with an increase in sales were Asia, Europe, and South America.

Field Fabrication segment sales for 2002 were $14,939,000, a decrease of $758,000 from 2001.  The backlog at the beginning of 2002 was only $318,000; and although order entry was over $20,000,000 for the year, the timing for the start of fabrication was such that only a portion of the major projects was recognized as sales during 2002 based on the use of percentage-of-completion accounting.

Sales for the Transportation segment increased by $1,122,000 between 2001 and 2002.  The increase related directly to the increase in sales by the Registrant, which led to higher usage of the trucking operation by customers for products they had purchased.  Additionally, a change was made at the beginning of 2002 to have a third-party trucking firm provide management of the trucking operation, which helped to improve sales performance for the segment.

The consolidated gross profit rate for 2002 was 19.9% compared to a gross profit rate of 17.2% for 2001.  The improvement in the consolidated gross profit rate was directly related to the higher sales volume, coupled with an increase in the gross margin rate (a measure of the variable profit margin) for all segments during 2002 compared to 2001 in spite of higher manufacturing burden.  Manufacturing burden was higher for 2002 compared to the prior year, as the variable component of manufacturing burden was higher due to the 21% increase in sales volume.  Additionally, over 100 new production employees were added to the Springfield facility during 2002 to handle the workload necessitated by the 52% increase in order entry during 2002 compared to 2001.  The significant cost of the process to obtain a sufficient number of plant employees and to provide the extensive training and certification necessary to enhance their skills and abilities contributed to higher manufacturing burden.

Selling, general and administrative expense for 2002 was 7% higher compared to 2001.  Expenditures were higher for personnel, insurance, and legal fees; and there were increased provisions for specific potential warranty claims and possible uncollectible accounts.

10-K & EXHIBITS - PAGE 12

Interest income was $89,000 for 2002 versus $199,000 for 2001.  The decrease in interest income was due to a significantly lower average interest rate on investable funds during 2002.  Other, net was comparable between 2002 and 2001.

The 2002 and 2001 effective tax rates were 33.9% and 43.1%, respectively, which varied from the statutory rate (34%) due primarily to tax credits.

The Registrant's share of the 2002 income from the 50%-owned Mexican joint venture was $4,900 compared to the Registrant's share of the loss for 2001 of $99,000.  Although sales were lower during 2002, an improvement in margins and a reduction in operating expenses contributed to the improved performance.

Net income for 2002 was $1,889,000, or $1.61 per share on a diluted basis, compared to a net loss of $1,360,000, or $1.16 per share on a diluted basis for 2001.  The primary factor contributing to the improvement in performance was a $19,861,000 increase in sales between 2002 and 2001.

Backlog  --  Backlog represents the contract value of projects acquired by the Registrant that have not been recognized as sales revenue because the projects are in various stages of the engineering and fabrication process.  Backlog is an important metric because it is a measure of sales revenues yet to be recognized by the Registrant.  Lead times on projects can vary from a few weeks to over a year, depending on the size and complexity of the project.  Backlog is reviewed at each quarter end to insure that the projects included in reported backlog are still valid and have not been put on indefinite hold by the customer.

Consolidated sales backlog totaled $38,612,000 at December 31, 2003, versus $54,023,000 and $28,450,000 at the end of 2002 and 2001, respectively.  The backlog for the Industrial Equipment segment (exclusive of shop work for the Field Fabrication segment) was $36,251,000, $47,564,000, and $25,222,000 at the end of 2003, 2002, and 2001, respectively.  The backlog for the Dairy Farm Equipment segment was $1,084,000, $956,000, and $2,910,000 at the end of 2003, 2002, and 2001, respectively.  The Field Fabrication segment backlog was $1,277,000, $5,503,000, and $318,000 at the end of 2003, 2002, and 2001, respectively.  We expect that all of the December 31, 2003, consolidated backlog will be recognized as sales over the next twelve months.

Backlog at year-end is not necessarily indicative of the Registrant's future level of sales for the subsequent quarter due to extensive engineering time and the long manufacturing or fabrication cycle that is required for certain projects.  Orders in backlog can be subject to delays during the fabrication process due to the complex nature of many projects.  Also, orders in backlog are subject to delays in completion and/or shipment dates requested by customers.  The Registrant may be unable to recognize sales for orders in backlog when initially scheduled due to delays and contingencies, and this could have a significant impact on the level of sales and results for a particular quarter.

FINANCIAL CONDITION

LIQUIDITY -- CAPITAL RESOURCES  --  Cash provided by operations was $12,377,000, $1,045,000, and $8,088,000 for 2003, 2002, and 2001, respectively.  The increase in cash from operating activities for 2003 was primarily attributable to a decrease in accounts receivable ($5,602,000) and an increase in advanced billings ($6,475,000).  The decrease in receivables related to the completion of several large projects during the year and receipt of final payments.  The increase in advanced billings relates to large projects that were in process at year-end, and it includes the down payments and progress payments made by customers for projects still in process.  The increase in inventory ($4,970,000) was a reduction of cash flow and reflects the costs associated with the large projects in process at year-end 2003.

The 2002 cash flow was adversely affected by an increase in accounts receivable ($6,144,000), an increase in costs in excess of estimated earnings and billings ($2,995,000), and an increase in inventories ($2,765,000).  The increase in these accounts all relates to several large projects that were in process at the end of 2002.

Although a loss of $1,360,000 was incurred in 2001, the positive cash flow provided by operations was due to depreciation, a decrease in accounts receivable, a decrease in inventory, and an increase in advanced billings.  The loss for 2001 was due to a significant reduction in sales, and this also contributed to the decrease in accounts receivable and inventory.  Advanced billings increased over the prior year, as there were some significant projects in process at December 31, 2001, for which down payments and progress payments had been received.

10-K & EXHIBITS - PAGE 13

The Registrant's primary ongoing cash requirements will be for operating needs, capital expenditures, and dividends.  The Registrant's primary source of liquidity is internally generated cash flow.  The Registrant also maintains a bank borrowing facility to cover short-term working capital needs when the level of fabrication activity is particularly high.  The Registrant expects that the ongoing requirements for operating expenses, capital expenditures, and dividends will be funded from these sources.  A policy of requiring down payments and/or progress payments on large projects also provides a favorable effect on cash flow.  A significant economic downturn or a reduction in the number of long-term contracts acquired in the biopharm systems product line or in the Field Fabrication segment could lead to a contraction of the business, which would have an adverse effect on liquidity.  If that were to occur, the Registrant would restructure its operations to insure that cash flow from operations would be sufficient to maintain an appropriate level of liquidity.

Capital expenditures for 2003, 2002, and 2001 were $2,774,000, $4,754,000, and $4,904,000, respectively.  A substantial portion of capital expenditures during the three years ended December 31, 2003, were made to improve production efficiency and reduce throughput time.  The level of capital expenditures for 2004 is initially planned at approximately $1,500,000 due to the reduced workload level resulting from the lower backlog at December 31, 2003, versus December 31, 2002.  Anticipated expenditures are primarily for critical equipment to enhance capabilities, maintain quality, and improve efficiency.  Depending on the level of order entry and operating needs, it may be necessary to request authorization from the Board of Directors to increase the level of expenditures.

The Registrant has a $7,000,000 bank borrowing facility that expires May 31, 2004.  As of December 31, 2003, there were no borrowings under the facility.  The Registrant also has a $2,750,000 standby letter-of-credit facility; and as of December 31, 2003, there were standby letters of credit totaling $627,740 issued under the facility and all will expire within one year.  Management intends to renew the bank facility for borrowing and letters of credit prior to the expiration date.  Management believes the bank borrowing facility can be increased, if necessary, to provide additional liquidity.

The Registrant has a long-term note outstanding as of December 31, 2003, in the principal amount of $729,750.  The note is repayable in quarterly installments, with the final installment due August 2, 2005.  The note is secured by equipment with a cost of $1,563,000.

The following tables contain disclosures concerning certain contractual obligations and commercial commitments outstanding as of December 31, 2003:

Contractual Cash Obligations		Payments Due by Period
Long-term & short-term debt Lines of credit Capital lease obligations Operating leases Purchase obligations Other long-term obligations Total contractual cash obligations	Total $ 729,750 -- -- 1,031,491 -- 992,208 $ 2,753,449 =========	Less than 1 Year $ 417,000 -- -- 272,563 -- 150,000 $ 839,563 =========	1 to 3 Years $ 312,750 -- -- 661,541 -- 842,208 $ 1,816,499 =========	4 to 5 Years $ -- -- -- 97,387 -- -- $ 97,387 =========	After 5 Years $ -- -- -- -- -- -- $ -- =========

Other Commercial Commitments		Amounts of Commitment Expiration per Period
Line of credit availability Standby letters of credit Standby repurchase obligations Performance bonds Total commercial commitments	Total Amounts Committed $ 7,000,000 627,740 -- 8,232,944 $15,860,684 =========	Less than 1 Year $ 7,000,000 627,740 -- 8,215,144 $15,842,884 =========	1 to 3 Years $ -- -- -- 17,800 $ 17,800 =========	4 to 5 Years $ -- -- -- -- $ -- =========	After 5 Years $ -- -- -- -- $ -- =========

10-K & EXHIBITS - PAGE 14

Increases in the Registrant's pension benefit obligations, combined with investment market losses during 2002 and 2001, have negatively affected the funded status of the Registrant's pension plans.  The required pension contribution will be $4,315,500 during 2004.

Market risks relating to the Registrant's operations result primarily from changes in foreign exchange rates and stainless steel prices.  The Registrant periodically enters into foreign-exchange forward or spot contracts to hedge the exposure to foreign-currency-denominated purchase transactions.  Forward contracts generally have maturities of less than three months.  The foreign-currency-denominated purchases were approximately $400,000, $1,500,000, and $1,900,000 for 2003, 2002, and 2001, respectively.  There were no foreign exchange forward contracts outstanding or foreign currencies held as of December 31, 2003 or 2002.  The risk of significant changes in stainless steel pricing for large projects that extend over several months is managed by contracting for the stainless steel at the time the project is obtained.

Concentration of credit risk, with respect to receivables, is limited due to the large number of customers and their dispersion across a wide geographic area.  Management performs credit evaluations of all new customers  and periodically reviews the financial condition of existing customers.  For large projects, down payments and/or progress payments are generally required based on the dollar value of the project and customer credit worthiness.  Foreign receivables are generally secured by an irrevocable letter of credit confirmed by a major U.S. bank.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of Consolidated Financial Statements, in conformity with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from those estimates.  The critical accounting policies and estimates that involve a higher degree of judgment and complexity are as follows:

Revenues from Long-Term Contracts  --  Revenues from long-term contracts that involve only a few deliverables and that meet the requirements of Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," are recognized on the percentage-of-completion method of accounting.  For plant-fabricated projects, the percentage-of-completion is determined by comparing total manufacturing hours incurred to date for each project to the estimated total manufacturing hours for each project.  For field-fabricated projects, the percentage-of-completion is determined by comparing the cost incurred to date for each contract to the estimated total cost for each contract at completion.  Estimates of total manufacturing hours and total contract costs for relevant contracts are reviewed periodically and, if necessary, updated to properly state the estimates.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.  Cost and estimated earnings in excess of billings on uncompleted contracts arise when revenues have been recorded, but the amounts are not yet billable under the terms of the contract.  Such amounts are recoverable from customers upon various measures of performance, including achievement of certain milestones, completion of specified units, or completion of the contract.  Billings in excess of costs and estimated earnings on uncompleted contracts arise as a result of advanced and progress billings on contracts.

The estimates of hours to complete and total cost to complete are developed by management based on the information available for the projects and management's past experience with similar projects.  In developing the estimates, management considers project performance to date, job conditions, and other factors that may affect performance during the completion of the contracts.  These estimates are subject to change due to many factors, but management constantly monitors performance of each long-term contract to insure that the estimates are current and accurately reflect the estimate of total hours to complete contracts or total cost to complete contracts.

Pensions  --  The Registrant has defined benefit pension plans covering substantially all employees.  The pension benefits are accounted for using actuarial methods based on numerous estimates, including employee turnover, mortality, retirement ages, expected return on plan assets, discount rates, and future salary increases.  The two most critical of these factors, due to their potential impact on pension expense, are return on plan assets and the discount rate.

10-K & EXHIBITS - PAGE 15

The return on plan assets represents a long-term assumption for the pension portfolios that can impact pension expense and cash funding requirements.  The long-term rate of return on assets is determined after consultation with the investment advisor and the actuaries.  The rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits.  In determining the rate, appropriate consideration is given to historical performance of the major asset classes held or anticipated to be held by the plans and to current forecasts for future rates of return for those asset classes.  Cash flow and expenses are taken into consideration to the extent that the expected return would be affected by them.  Although plan investments are subject to short-term market volatility, the portfolios are well diversified and closely managed.  The asset allocation as of December 31, 2003, consisted of 66% in equities, 32% in fixed income, and 2% in cash and equivalents.  This allocation is consistent with the long-term asset allocation for the plans.  The long-term rate of return of 8.0% was used to determine 2003 pension expense and 8.5% was used for the 2002 pension expense.  The reduction from 8.5% to 8.0% increased 2003 pension expense by $184,000.

The discount rate is the interest rate used to discount estimated future benefit payments that have been earned to their present value as of the measurement date (December 31).  The present value of future benefit payments is the benefit obligation, and it will impact the following year's pension expense.  The discount rate used is based on indexes of interest rates for high-grade corporate bonds and can fluctuate considerably over periods depending on the overall economic conditions and the impact of long-term corporate bond yields.  Based on current interest rate levels, the discount rate used to calculate the December 31, 2003, benefit obligations was 6.0%, while the discount rate used as of December 31, 2002, was 6.5%.  The reduction in the discount rate used in determining annual pension expense from 6.5% at December 31, 2002, to 6.0% at December 31, 2003, will have the effect of increasing pension expense for 2004 by approximately $434,000.

Insurance Reserves  --  The Registrant maintains a self-insurance program for the portion of its workers' compensation costs not covered by insurance.  The Registrant utilizes a claims-paid workers' compensation insurance policy with a large deductible.  At the time a workers' compensation claim is filed, an estimate of the liability is determined by the insurance carrier to settle the claim and is recorded by the Registrant.  Monthly, the liability for each claim is updated by the insurance carrier and changes are recorded by the Registrant.  Since the liability is an estimate, the ultimate liability may be more or less than accrued.  The Registrant maintains frequent contact with the insurance carrier to exchange information to insure that reserves are updated on a timely basis.

The Registrant maintains a self-insurance program for healthcare costs for its employees not covered by a stop-loss insurance policy.  Under the plan, liabilities are recognized for claims incurred (including claims incurred but not yet reported).  The reserves established for medical expenses are estimated using historical claim experience and analysis provided by the third party administrator for the healthcare plan.  The liability for claims is reviewed monthly and is adjusted for known trends in healthcare costs and the evaluation by the third party administrator.

The Registrant funds the benefit costs of the self-insured programs for workers' compensation and healthcare claims on a pay-as-you-go basis.  As of December 31, 2003, the reserve for workers' compensation and healthcare totaled $1,073,500.

Warranties  --  The Registrant provides warranty reserves for product defects as they become known, as a significant portion of the Registrant's sales are custom-fabricated products built to customer specifications.  Warranty claims tend to occur shortly after completion and delivery of a project, and a reserve for estimated warranty expense is recorded at the time of notification by the customer within the one-year warranty period of a defect in material or workmanship.  Service department personnel handle all notifications from customers concerning warranty claims, prepare an estimate of the cost to repair or replace the defective item, and establish a reserve for each specific claim.  Warranty claim reserves are reviewed monthly and reserves are adjusted to properly reflect the remaining estimated cost to complete the repair or replacement.

10-K & EXHIBITS - PAGE 16

Inventories  --  The Registrant's inventories are recorded at the lower of cost on a last-in, first-out ("LIFO") basis, or market.  The cost of subsidiary inventories is determined on a first-in, first-out ("FIFO") basis; and they are not significant to the consolidated inventory.  The LIFO method provides a better match of current costs with current revenues in the statement of income.  Additionally, the LIFO method may produce substantial current tax savings, with the effect of inflation flowing through cost of sales.  Interim financial results are subject to final year-end LIFO inventory amounts; and due to the volatility of stainless steel prices and potential fluctuation in inventory quantities, it is difficult to accurately estimate the appropriate LIFO inventory adjustment for interim periods.

Depreciation  --  The Registrant provides for depreciation expense for plant and equipment using principally the double-declining-balance method for new items and the straight-line method for used items.  Under the double-declining-balance method, depreciation expense is charged to the statement of income on an accelerated basis and, at the same time, provides current tax savings.  The present value of significant assets is periodically reviewed, taking into consideration the current and expected business conditions.  Historically, the Registrant has not had any significant asset impairments.

Reserve for Doubtful Accounts  --  A reserve for doubtful accounts is established based upon specific information which indicates that a reserve is appropriate.  Credit personnel perform a review of detailed accounts receivable aging at each month end and review past-due accounts for indication that collection may be questionable due to disputes, misunderstandings, and lack of ability to pay.  The Registrant historically has had relatively low bad-debt expense, and this is due to a thorough investigation of new accounts and ongoing monitoring of existing accounts.

Recently Issued Accounting Standards

Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," was adopted during 2002.  SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternate methods of transition for entities that voluntarily change to the fair-value-based method of accounting for stock-based employee compensation.  It also amends disclosure provisions of SFAS No. 123 to require prominent annual and interim disclosure regarding the pro forma effects on reported net income for stock-based compensation.  The Registrant will continue to apply the provisions of APB Opinion No. 25, "Intrinsic Value," in accounting for stock-based awards.  Disclosures required by SFAS No. 123 and SFAS No. 148 are included in Notes 1 and 8 of the Notes to Consolidated Financial Statements.

Effective January 1, 2003, the Registrant adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."  There was no effect on the Registrant's Consolidated Financial Statements as a result of such adoption.

The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," in January 2003.  Interpretation No. 46 is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and addresses consolidation by business enterprises of variable interest entities -- a new term.  Interpretation No. 46 (revised in December 2003) will not have a financial statement impact on the Registrant.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities."  This Statement did not have a material impact on the Registrant's Consolidated Financial Statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity."  This Statement did not have an impact on the Registrant's Consolidated Financial Statements.

In December 2003, the FASB issued SFAS No. 132-R, "Employer's Disclosure About Pensions and Other Post-Retirement Benefits."  The Statement was effective for 2003 and the related disclosures have been included in Note 2 to the Registrant's Consolidated Financial Statements.

10-K & EXHIBITS - PAGE 17

Safe Harbor for Forward-Looking Statements

This Management's Discussion and Analysis of Operating Results and Financial Condition, as well as the President's message on pages 2 and 3 of this Annual Report, contain certain statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact.  All statements regarding future performance, growth, sales and earnings projections, conditions, or developments are forward-looking statements.  Words such as "anticipates," "believes," "intends," "expects," "may," "will," "should," "could," "plans," "forecasts," "estimates," "predicts," "projects," "potential," "continue," "outlook," and similar expressions may be intended to identify forward-looking statements.

Actual future results may differ materially from those described in the forward-looking statements due to a variety of factors, including the fact that the economy generally, and the dairy farm equipment, industrial equipment, field-fabrication markets, and factors affecting the trucking industry specifically, are all currently subject to uncertainty, making it difficult to determine if past experience is a good guide to the future.  A downturn in the Registrant's business segments could adversely affect the Registrant's revenues and results of operations.  Other factors affecting forward-looking statements, some of which are identified in the discussion relating to such forward-looking statements, include, but are not limited to, the following: specific economic conditions in the food, dairy, beverage, chemical, pharmaceutical, biotechnological, and other process industries, and the dairy farm equipment market and the impact of such conditions on the Registrant's customers in such markets; the cyclical nature of some of the Registrant's markets; milk prices, feed costs, weather conditions, dairy farm consolidation, and other factors affecting the profitability of dairy farmers; the price of stainless steel; the highly competitive nature of the markets for the Registrant's products, as well as pricing pressures that may result from such competitive conditions; business relationships with major customers and suppliers; the continued operation and viability of the Registrant's major customers; the Registrant's execution of internal performance plans; difficulties or delays in manufacturing; cost-reduction and productivity efforts; competing technologies and difficulties in entering new markets, both domestic and foreign; changes in product mix; future levels of indebtedness and capital spending; claims, including, without limitation, warranty claims, product liability claims, charges or dispute resolutions; ability of suppliers to provide materials as needed and the Registrant's ability to recover any price increases for materials and product pricing; the Registrant's ability to attract and retain key technical and other personnel; labor relations; the failure of customers to make timely payment; any inadequacy of the Registrant's intellectual property protection or the potential for third-party claims of infringement; global economic factors, including currency exchange rates; general economic conditions, including interest rates, the rate of inflation, and commercial and consumer confidence; energy prices; governmental laws and regulations affecting domestic and foreign operations, including tax obligations; changes in accounting standards; worldwide political stability; the effects of terrorist activities and resulting political or economic instability, including U.S. military action overseas; and the effect of acquisitions, divestitures, restructurings, product withdrawals, and other unusual events.

The Registrant cautions the reader that these lists of cautionary statements and risk factors may not be exhaustive.  The Registrant expressly disclaims any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances.

NONAUDIT SERVICES OF INDEPENDENT AUDITORS -- Pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for disclosing to investors the nonaudit services approved by our Audit Committee to be performed by KPMG LLP, our independent auditors.  Nonaudit services are defined in the law as services other than those provided in connection with an audit or review of the financial statements of the Registrant.  The Audit Committee approved (a) nonaudit tax compliance services in connection with the preparation of the Registrant's tax returns and (b) consultation regarding LIFO inventory, research and development credits, and state tax issues.

10-K & EXHIBITS - PAGE 18

ITEM 7-A.  --  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Certain information concerning market risk is set forth in Item 7, page 15, and is incorporated herein by reference.  Other disclosure requirements are not submitted because they are not applicable or they are not material.

10-K & EXHIBITS - PAGE 19

ITEM 8.  --  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2002

ASSETS
Current Assets:
     Cash and cash equivalents
     Accounts receivable, less reserve for doubtful accounts
           of $951,981 for 2003 and $932,743 for 2002
     Costs and estimated earnings in excess of billings
     Inventories:  Raw materials and components
                          Work-in-process
                          Finished goods

     Prepayments
                   Total Current Assets
Property, Plant, and Equipment (at cost):
     Land and land improvements
     Buildings
     Fabrication equipment
     Transportation, office, and other equipment
     Construction-in-progress

     Less:  Accumulated depreciation

Other Assets
Deferred Taxes

       2003

$     2,887,471

17,129,082
2,176,135
$     8,981,914
6,034,912
       2,282,026
$   17,298,852
       3,034,483
$   42,526,023

$     3,719,255
14,700,713
39,484,000
13,070,556
          121,618
$   71,096,142
     50,042,119
$   21,054,023
2,321,991
       1,752,823
$   67,654,860
==========

       2002

$        702,106

22,977,231
2,994,932
$     8,093,587
2,952,701
       1,282,955
$   12,329,243
       2,682,619
$   41,686,131

$     3,602,420
14,134,034
38,588,237
12,355,976
          752,385
$   69,433,052
     47,238,838
$   22,194,214
2,401,268
       2,049,143
$   68,330,756
==========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
     Short-term bank borrowing
     Current maturities of long-term debt
     Accounts payable
     Accrued expenses -- Income taxes
                                       Payroll and benefits
                                       Vacations
                                       Other
     Advance billings
     Billings in excess of costs and estimated earnings
                   Total Current Liabilities
Long-Term Pension Liabilities
Other Long-Term Liabilities
Contingencies
Shareholders' Investment:
     Common stock, par value $1 per share -- Authorized 20,000,000 shares -- Issued 1,369,475 shares for 2003 and
           1,360,775 shares for 2002
     Preferred stock, par value $1 per share -- Authorized 1,000,000 shares -- No shares issued
     Paid-in surplus
     Retained earnings

     Less:  Treasury stock, 175,704 shares for 2003 and 2002, at cost
                Deferred compensation
                Accumulated other comprehensive loss

$                  --
567,000
4,280,315
903,884
6,964,260
2,896,588
1,553,196
14,176,469
          460,970
$   31,802,682
5,612,474
992,208

$     1,369,475

--
5,154,090
     31,019,095
$   37,542,660
2,593,447
479,992
       5,221,725
$   29,247,496
$   67,654,860
==========

$     4,183,155
517,000
7,041,636
1,510,811
3,267,118
2,820,646
1,314,869
7,701,000
            25,000
$   28,381,235
9,328,207
1,604,566

$     1,360,775

--
4,858,290
     31,860,372
$   38,079,437
2,593,447
322,229
       6,147,013
$   29,016,748
$   68,330,756
==========

The accompanying notes are an integral part of these consolidated balance sheets.

10-K & EXHIBITS - PAGE 20

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2003, 2002, and 2001

Net Sales

Cost of Sales

      Gross profit

Selling, General and Administrative Expenses

      Operating income (loss)

Other Income (Expense):
   Interest income
   Interest expense
   Other, net

       Income (loss) before provision (benefit) for income taxes

Provision (Benefit) for Income Taxes

Income (Loss) before Equity in Income (Loss) of Joint Venture

Equity in Income (Loss) of Joint Venture

Net Income (Loss)

Earnings (Loss) per Common Share:
   Basic
   Diluted

2003 $116,766,018 93,177,115 $ 23,588,903 21,370,524 $ 2,218,379 $ 78,148 (82,700) 459,770 $ 455,218 $ 2,673,597 664,000 $ 2,009,597 8,956 $ 2,018,553 ========== $ 1.73 $ 1.71	2002 $114,149,434 91,432,774 $ 22,716,660 20,278,938 $ 2,437,722 $ 89,269 (25,955) 350,186 $ 413,500 $ 2,851,222 967,000 $ 1,884,222 4,936 $ 1,889,158 ========== $ 1.62 $ 1.61	2001 $ 94,288,219 78,071,436 $ 16,216,783 18,912,525 $ (2,695,742) $ 199,079 (25,218) 306,045 $ 479,906 $ (2,215,836) (955,000) $ (1,260,836) (99,004) $ (1,359,840) ========== $(1.16) $(1.16)

The accompanying notes are an integral part of these consolidated statements.

10-K & EXHIBITS - PAGE 21

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
For the Years Ended December 31, 2003, 2002, and 2001

Balance-12-31-00

Add (Deduct):
Net (loss)
Other comprehensive
   loss, net of tax:
   Unrealized net gain
      on investments
   Foreign currency trans-
      lation adjustment
   Change in minimum
      pension liability
Comprehensive (loss)
Dividends - $2.40 per
   common share
Restricted stock issued
Amortization
Balance-12-31-01

Add (Deduct):
Net income
Other comprehensive
   loss, net of tax:
   Foreign currency trans-
      lation adjustment
   Change in minimum
      pension liability
Comprehensive (loss)
Dividends, $2.40 per
   common share
Restricted stock issued
Restricted stock forfeiture
Amortization
Balance-12-31-02

Add (Deduct):
Net income
Other comprehensive
   income, net of tax:
   Foreign currency trans-
      lation adjustment
Change in minimum
   pension liability
Comprehensive income
Dividends, $2.40 per
   common share
Restricted stock issued
Amortization
Balance-12-31-03

Common Stock $ 1,348,325 -- -- -- -- -- -- 6,000 -- $ 1,354,325 -- -- -- -- -- 6,450 -- -- $ 1,360,775 -- -- -- -- -- 8,700 -- $ 1,369,475 =========	Paid-in Surplus $ 4,493,932 -- -- -- -- -- -- 168,000 -- $ 4,661,932 -- -- -- -- -- 199,134 (2,776) -- $ 4,858,290 -- -- -- -- -- 295,800 -- $ 5,154,090 =========	Retained Earnings $36,999,955 (1,359,840) -- -- -- -- (2,827,730) -- -- $32,812,385 1,889,158 -- -- -- (2,841,171) -- -- -- $31,860,372 2,018,553 -- -- -- (2,859,830) -- -- $31,019,095 =========	Treasury Stock $(2,561,987) -- -- -- -- -- -- -- -- $(2,561,987) -- -- -- -- -- -- (31,460) -- $(2,593,447) -- -- -- -- -- -- -- $(2,593,447) =========	Deferred Compen- sation $ (126,588) -- -- -- -- -- -- (174,000) 66,050 $ (234,538) -- -- -- -- -- (205,584) 22,235 95,658 $ (322,229) -- -- -- -- (304,500) 146,737 $ (479,992) =========

Accumulated
Other
Comprehen-
   sive Loss

$     (41,581)

--

16,361

25,316

       (68,889)
--

--
--
                 --
$     (68,793)

--

(67,718)

  (6,010,502)

--

--
--
                 --
$(6,147,013)

--

(37,506)

      962,794
 --

--
--
                 --
$(5,221,725)
=========

      Total

$40,112,056

(1,359,840)

16,361

25,316

       (68,889)
$(1,387,052)

(2,827,730)
--
         66,050
$35,963,324

1,889,158

(67,718)

  (6,010,502)
$(4,189,062)

(2,841,171)
--
(12,001)
         95,658
$29,016,748

2,018,553

(37,506)

       962,794
$  2,943,841

(2,859,830)
--
       146,737
$29,247,496
=========

The accompanying notes are an integral part of these consolidated statements.

10-K & EXHIBITS - PAGE 22

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2003, 2002, and 2001

Cash Flows from Operating Activities:
    Net income (loss)
    Adjustments to reconcile net income (loss) to
            net cash provided by operating activities:
        Equity in (income) loss of joint venture
        Bad debt expense
        Depreciation and amortization
        (Gain) loss on sales of equipment
        Changes in assets and liabilities --
            Decrease in interest receivable
            Decrease (increase) in accounts and notes receivable
            Decrease (increase) in costs in excess
                        of estimated earnings and billings
            (Increase) decrease in inventories
            (Increase) in prepayments
            (Increase) decrease in other assets
            (Increase) decrease in deferred taxes
            (Decrease) increase in accounts payable
            Increase in accrued expenses
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

Cash Flow (Requirements) Provisions from
        Financing Activities:
    Short-term bank (repayment) borrowing
    Long-term debt proceeds
    Repayment of long-term debt
    Dividends paid
                Net Cash (Required) Provided by
                        Financing Activities

Net Increase (Decrease) in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

      2003

$  2,018,553

(8,956)
246,026
4,037,461
(18,514)

--
5,602,123

818,797
(4,969,609)
(351,864)
(181,079)
(220,891)
(2,761,321)
3,404,484
6,475,469

435,970
   (2,149,280)
$12,377,369

$               --
--
42,350
   (2,774,369)
$(2,732,019)

$(4,183,155)
--
(417,000)
   (2,859,830)

$ (7,459,985)

$  2,185,365

       702,106

$  2,887,471
=========

      2002

$  1,889,158

(4,936)
469,181
3,429,006
5,260

--
(6,144,218)

(2,994,932)
(2,765,321)
(515,252)
2,461,043
1,530,476
2,616,983
954,871
2,126,958

25,000
   (2,038,379)
$  1,044,898

$  1,000,000
(1,000,000)
1,607
   (4,754,029)
$(4,752,422)

$  4,183,155
1,251,000
(104,250)
   (2,841,171)

$  2,488,734

$ (1,218,790)

    1,920,896

$     702,106
=========

      2001

$ (1,359,840)

99,004
107,818
3,134,742
(42,760)

680
1,472,682

--
2,429,523
(520,152)
(117,208)
53,702
(95,000)
764,990
1,644,204

--
       515,344
$  8,087,729

$     607,194
--
290,358
   (4,904,096)
$ (4,006,544)

$               --
--
--
   (2,827,730)

$ (2,827,730)

$  1,253,455

       667,441

$  1,920,896
=========

The accompanying notes are an integral part of these consolidated statements.

10-K & EXHIBITS - PAGE 23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002, and 2001

(1)

SUMMARY OF ACCOUNTING POLICIES:

Principles of Consolidation and Lines of Business  --  The financial statements include the accounts of Paul Mueller Company ("Registrant") and its wholly owned subsidiaries:  Mueller Transportation, Inc., and Mueller Field Operations, Inc. ("Companies").  The dissolution of Mueller International Sales Corporation, a wholly owned Foreign Sales Corporation ("FSC"), was completed on July 27, 2001.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The Registrant specializes in the manufacture of high-quality stainless steel tanks and industrial processing equipment.  The Registrant serves the food, dairy, beverage, chemical, pharmaceutical, biotechnological, and other process industries, and the dairy farm market.

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

Revenues from long-term contracts that involve only a few deliverables and that meet the requirements of Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," are recognized under the percentage-of-completion method of accounting.  For plant-fabricated projects, percentage of completion is determined by comparing total manufacturing hours incurred to date for each project to estimated total manufacturing hours for each project.  For field-fabricated projects, percentage of completion is determined by comparing costs incurred to date for each contract to the estimated total costs for each contract at completion.  Estimates of total manufacturing hours and total contract costs for relevant contracts are reviewed continually and, if necessary, updated to properly state the estimates.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.  Costs and estimated earnings in excess of billings on uncompleted contracts arise when costs have been incurred and revenues have been recorded, but the amounts are not yet billable under the terms of the contracts.  Such amounts are recoverable from customers upon various measures of performance, including achievement of certain milestones, completion of specified units, or completion of the contract.  Billings in excess of costs and estimated earnings on uncompleted contracts arise as a result of advance and progress billings on contracts.  Costs and estimated earnings on uncompleted contracts and related amounts billed as of December 31, 2003 and 2002, were as follows:

10-K & EXHIBITS - PAGE 24

Costs incurred on uncompleted contracts Estimated earnings Less: Billings to date	2003 $ 36,845,408 12,562,790 $ 49,408,198 47,693,033 $ 1,715,165 =========	2002 $ 18,651,104 6,381,035 $ 25,032,139 22,062,207 $ 2,969,932 =========

Amounts included in the accompanying Consolidated Balance Sheets at December 31, 2003 and 2002, under the following captions were:

Costs and estimated earnings in excess of billings on uncompleted contracts Billings in excess of costs and estimated earnings on uncompleted contracts	2003 $ 2,176,135 (460,970) $ 1,715,165 =========	2002 $ 2,994,932 (25,000) $ 2,969,932 =========

Costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings relate to contracts in progress and are included in the accompanying Consolidated Balance Sheets as current assets and current liabilities, respectively, as they will be liquidated in the normal course of contract completion, although completion may require more than one year.

Contracts with some customers provide for a portion of the sales amount to be retained by the customer for a period of time after completion of the contract.  Retainages included in Accounts Receivable were $336,000 at December 31, 2003, and $760,200 at December 31, 2002.

Inventories  --  The Registrant's inventories are recorded at the lower of cost on a last-in, first-out ("LIFO") basis or market.  Cost of subsidiary inventories is determined on a first-in, first-out ("FIFO") method; and they are not significant to the Consolidated Financial Statements.  Cost includes material, labor, and manufacturing burden required in the production of products.

Under the FIFO method of accounting, which approximates current cost, Registrant inventories would have been $7,298,449, $5,912,846, and $5,873,528 higher than those reported at December 31, 2003, 2002, and 2001, respectively.

Research and Development  --  Research and development expenses are charged to expense as incurred and were $1,024,800 during 2003, $1,103,800 during 2002, and $981,600 during 2001.

Depreciation Policies  --  The Companies provide for depreciation expense using principally the double-declining-balance method for new items and the straight-line method for used items.  The economic useful lives for the more significant items within each property classification are as follows:

Buildings Land improvements Fabrication equipment Transportation, office, and other equipment	Years 40 10 - 20 5 - 10 3 - 10

Maintenance and repairs are charged to expense as incurred.  The cost and accumulated depreciation of assets retired are removed from the accounts, and any resulting gains or losses are reflected in net income currently.

10-K & EXHIBITS - PAGE 25

Impairment of Plant and Equipment  --  If facts and circumstances indicate that the carrying value of identifiable plant and equipment may be impaired, the Registrant would perform an evaluation of recoverability.  If an evaluation were required, the Registrant would compare the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down is required.

Earnings per Common Share  --  The following table sets forth the computation of basic and diluted earnings per common share:

Net income (loss)

Shares for basic earnings per common share --
      Weighted-average shares outstanding
Dilutive effect of restricted stock and stock options
Shares for diluted earnings per common share --
      Adjusted weighted-average shares outstanding

Earnings (loss) per common share:
      Basic
      Diluted

2003 $ 2,018,553 ========= 1,168,021 12,130 1,180,151 ========= $ 1.73 $ 1.71	2002 $ 1,889,158 ========= 1,168,021 5,395 1,173,416 ========= $ 1.62 $ 1.61	2001 $ (1,359,840) ========= 1,168,021 -- 1,168,021 ========= $(1.16) $(1.16)

Stock-Based Compensation  --  As of December 31, 2003, the Registrant had two stock-based compensation plans for employees and non-employee directors, which are described more fully in Note (8).  The Registrant accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.  No stock-based compensation cost has been reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grants.  The following table illustrates the effect on net income and earnings per share if the Registrant had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee and non-employee director compensation.

Year Ended December 31

Net income (loss), as reported
Less:  Stock-based compensation expense
          determined under fair-value-based method
          for all awards, net of related tax
Pro forma net income (loss)

Earnings (loss) per common share:

          Basic -- as reported
          Basic -- pro forma

          Diluted -- as reported
          Diluted -- pro forma

2003 $ 2,018,553 66,455 $ 1,952,098 ========= $ 1.73 $ 1.67 $ 1.71 $ 1.65	2002 $ 1,889,158 51,127 $ 1,838,031 ========= $ 1.62 $ 1.57 $ 1.61 $ 1.57	2001 $ (1,359,840) 37,024 $ (1,396,864) ========= $(1.16) $(1.20) $(1.16) $(1.20)

10-K & EXHIBITS - PAGE 26

Comprehensive Income -- The components of comprehensive income (loss) for the years ended December 31, 2003, 2002, and 2001, were as follows:

Unrealized net gain on investments
Tax provision
Unrealized net gain on investments, net of tax

Foreign currency translation adjustment
Tax (benefit) provision
Foreign currency translation adjustment, net of tax

Change in minimum pension liability
Tax provision (benefit)
Change in minimum pension liability, net of tax
Other comprehensive income (loss)

2003 $ -- -- $ -- $ (59,533) (22,027) $ (37,506) $ 1,528,244 565,450 $ 962,794 $ 925,288 =========	2002 $ -- -- $ -- $ (107,490) (39,772) $ (67,718) $(9,540,479) (3,529,977) $(6,010,502) $(6,078,220) =========	2001 $ 25,970 9,609 $ 16,361 $ 40,185 14,869 $ 25,316 $ (109,348) (40,459) $ (68,889) $ (27,212) =========

Statements of Cash Flows  --  For purposes of the Consolidated Statements of Cash Flows, the Registrant considers investments with a maturity of three months or less to be cash equivalents.

Interest and income tax payments for each of the three years during the period ended December 31, 2003, were as follows:

Interest payments Income tax payments	2003 $ 80,000 $ 1,868,000	2002 $ 24,900 $ 52,400	2001 $ 25,200 $ 129,200

Shareholders' Investment -- The following table sets forth the analysis of common stock issued and held as treasury stock:

Shares

Balance, December 31, 2000
Restricted stock issued
Balance, December 31, 2001
Restricted stock issued
Restricted stock forfeiture
Balance, December 31, 2002
Restricted stock issued
Balance, December 31, 2003

Common Stock Issued 1,348,325 6,000 1,354,325 6,450 -- 1,360,775 8,700 1,369,475 ========	Treasury Stock 174,604 -- 174,604 -- 1,100 175,704 -- 175,704 ========

Reclassification -- Certain reclassifications of 2002 amounts have been made to conform with the 2003 financial statement presentation.

(2)

RETIREMENT PLANS:

The Registrant has a Profit Sharing and Retirement Savings Plan [401(k) plan] in which substantially all employees are eligible to participate.  The plan provides for a match of employees' contributions up to a specified limit.  The plan also has a profit-sharing feature whereby an additional match is made if net income reaches predetermined levels established annually by the Board of Directors.  The assets of the plan are deposited with a trustee and are invested at the employee's option in one or more investment funds.  Total Registrant contributions to the plan were $382,000 for 2003, $395,000 for 2002, and $381,000 for 2001.

10-K & EXHIBITS - PAGE 27

The Registrant has pension plans covering substantially all employees.  Benefits under the plans are based either on final average pay or a flat benefit formula.

Total pension expense under the plans was $2,337,900 for 2003, $1,278,000 for 2002, and $908,100 for 2001.  Management's policy is to fund pension contributions that are currently deductible for tax purposes.  A contribution of $4,315,500 will be made during 2004, and the amount has been included in accrued expenses on the accompanying Consolidated Balance Sheets.  The Registrant uses a December 31 measurement date for its plans.

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
     Employer contribution
     Benefits paid and expenses
     Fair value of plan assets at end of year

Reconciliation --
     Funded status
     Unrecognized net actuarial loss
     Unrecognized prior service cost
     Minimum liability adjustment
     (Accrued) benefit cost

      2003

$ 47,218,400
1,564,600
3,123,500
3,323,500
    (1,759,300)
$ 53,470,700
=========

$ 32,517,700
6,676,100
915,400
    (1,759,300)
$ 38,349,900
=========

$(15,120,800)
13,256,700
887,100
    (8,951,000)
$  (9,928,000)
=========

      2002

$ 41,122,600
1,335,100
2,923,300
3,506,100
   (1,668,700)
$ 47,218,400
=========

$ 36,274,700
(3,211,200)
1,122,900
   (1,668,700)
$ 32,517,700
=========

$(14,700,700)
14,042,200
1,104,100
  (10,689,000)
$(10,243,400)
=========

Amounts recognized in the Consolidated Balance Sheets at December 31 were as follows:

Balance Sheet Reconciliation -- (Accrued) benefit cost Minimum pension liability Intangible asset Accumulated other comprehensive loss (pretax) (Accrued) benefit cost	2003 $ (9,928,000) (8,951,000) 829,400 8,121,600 $ (9,928,000) =========	2002 $(10,243,400) (10,689,000) 1,039,200 9,649,800 $(10,243,400) =========

Components of pension expense for the three years were:

Service cost Interest cost Expected return on plan assets Amortization of transition (asset) Amortization of prior service cost Recognized net actuarial loss (gain) Pension expense	2003 $ 1,564,600 3,123,500 (2,943,200) -- 217,000 376,000 $ 2,337,900 ==========	2002 $ 1,335,100 2,923,300 (3,199,100) -- 218,700 -- $ 1,278,000 ==========	2001 $ 1,177,500 2,776,500 (3,155,300) (109,400) 220,200 (1,400) $ 908,100 ==========

10-K & EXHIBITS - PAGE 28

Accumulated benefit obligations of the pension plans were in excess of plan assets at December 31 as follows:

Projected benefit obligations Accumulated benefit obligations Fair value of plan assets	2003 $53,470,700 $48,044,800 $38,349,900	2002 $47,218,400 $42,564,200 $32,517,700

The increase (decrease) in minimum liability, net of tax, included in other comprehensive income/loss for each year was as follows:

(Decrease) increase	2003 $ (962,800)	2002 $ 6,010,500

Weighted-average assumptions used to determine benefit obligations at December 31 were as follows:

Discount rate Rate of compensation increase	2003 6.00% 4.25%	2002 6.50% 4.25%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 were as follows:

Discount rate Expected long-term return on plan assets Rate of compensation increase	2003 6.50% 8.00% 4.25%	2002 7.00% 8.50% 4.25%

Pension expense is calculated based upon a number of actuarial assumptions established on January 1 of the applicable year, detailed in the table above, including the weighted-average discount rate, rate of increase in future compensation levels for the applicable plan, and the expected long-term rate of return on plan assets.  The discount rate used by the Registrant for valuing pension liabilities is based on review of high quality corporate bond yields with maturities approximating the remaining life of the projected benefit obligations.  The discount rate used to determine pension expense was reduced from 7.0% to 6.5% for 2003.  The effect of the rate reduction was to increase pension expense by $456,000 for 2003.  In developing the expected long-term rate of return assumption for plan assets (which consist mainly of U.S. equity and fixed income securities), input was considered from the actuaries and the investment advisor.  The rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits.  In determining the rate, appropriate consideration was given to historical performance of the major asset classes held or anticipated to be held by the plans and the forecast for future rates of return for those asset classes.  The long-term rate of return assumption was reduced from 8.5% for 2002 to 8.0% for 2003.  This had the effect of increasing pension expense for 2003 by $184,000.

The weighted-average asset allocations of the pension benefit plans at December 31 were as follows:

Asset Category: Fixed income Equities Other	2003 32% 66% 2% 100% =========	2002 36% 60% 4% 100% =========

10-K & EXHIBITS - PAGE 29

The long-term asset allocation on average will approximate 60% in equities, with 40% in fixed income securities.  The objective, on a long-term basis, is to achieve an excess return over the actuarial assumption for the expected long-term rate of return on plan assets.  The investment strategy employed is a long-term risk control approach using diversified investment options with no exposure to volatile investment options, such as financial futures, derivatives, etc.  The plans use a diversified allocation of equity and fixed income securities that is customized to each plan's cash flow benefit needs.

(3)	INCOME TAXES: The provision (benefit) for taxes on income (loss) from operations included:

Current tax expense (benefit) Deferred, net	2003 $ 1,415,600 (751,600) $ 664,000 =========	2002 $ 1,132,300 (165,300) $ 967,000 =========	2001 $ (852,200) (102,800) $ (955,000) =========

The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized in the Consolidated Financial Statements.  Components of the deferred tax assets and liabilities as of December 31 were as follows:

Deferred Tax Assets: Insurance Vacation Warranty Doubtful accounts Pensions Healthcare benefits Inventory Other Deferred Tax Liabilities: Depreciation Other	2003 $ 187,200 951,700 322,600 342,200 2,940,400 288,800 427,800 383,100 $ 5,843,800 ======== $ 1,722,600 -- $ 1,722,600 ========	2002 $ 239,200 937,300 134,400 345,100 3,464,800 221,000 -- 306,000 $ 5,647,800 ======== $ 1,659,100 26,900 $ 1,686,000 ========

Current deferred tax assets of $2,368,400 at December 31, 2003, and $1,912,700 at December 31, 2002, are included in prepayments on the accompanying Consolidated Balance Sheets.

A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for each of the three years during the period ended December 31, 2003, follows:

	2003		2002		2001
Statutory federal income tax expense (benefit) Increase (decrease) in taxes resulting from: Tax credits State tax, net of federal benefit Other, net	Amount $ 909,000 (332,200) 88,100 (900) $ 664,000 =========	% 34.0 (12.5) 3.3 0.0 24.8 ===	Amount $ 969,400 (63,500) 50,800 10,300 $ 967,000 =========	% 34.0 (2.3) 1.8 0.4 33.9 ===	Amount $ (753,400) (244,800) (25,800) 69,000 $ (955,000) ========	% (34.0) (11.1) (1.2) 3.2 (43.1) ===

10-K & EXHIBITS - PAGE 30

(4)

BANK BORROWINGS:

The Registrant has a $7,000,000 bank borrowing facility that expires on May 31, 2004, which management intends to renew.  Borrowings under the facility incur interest at the LIBOR Daily Floating Rate plus 1.75%.  At December 31, 2003, there was no outstanding balance under the facility; and at December 31, 2002, the outstanding balance was $4,183,155.

In addition, the Registrant has a long-term note payable outstanding as of December 31, 2003, in the principal amount of $729,750.  The note is repayable in quarterly installments of $104,250, with the final payment due August 2, 2005, and with a variable interest rate of the LIBOR Daily Floating Rate plus 1.75%.  The interest rate for the note was 2.88% as of December 31, 2003.  The note is secured by equipment with a cost of $1,563,000.  The Registrant was in compliance with all note covenants at December 31, 2003.

(5)

GUARANTEES:

The Registrant also has a $2,750,000 standby letter-of-credit facility; and as of December 31, 2003, there were standby letters of credit totaling $627,740 issued under the facility, with all to expire within one year.

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

The following is a reconciliation of changes in the warranty reserve for the years ended December 31, 2003 and 2002:

Beginning balance Costs incurred to satisfy warranty claims Aggregate warranty reserves made Aggregate changes to warranty reserves Ending balance	2003 $ 894,523 (1,324,091) 1,409,533 346,873 $ 1,326,838 =========	2002 $ 577,046 (1,278,661) 1,013,818 582,320 $ 894,523 =========

(6)

CONTINGENCIES:

A lawsuit was filed in May 2002 against the Registrant alleging breach of contract / breach of express warranty in connection with the sale of a heat exchanger in October 2000.  The plaintiff alleged in the suit that it had suffered direct, consequential, and incidental damages in excess of $3,100,000.

On March 5, 2004, the parties reached an out-of-court settlement of the lawsuit.  Under the settlement, the plaintiff will receive $600,000.  The Registrant will be responsible for $300,000 of the settlement, and the balance will be covered by the Registrant's product liability carrier.  The Registrant's liability of $300,000 has been reflected in the results for 2003.  The effect on 2003 was to reduce net income by $189,000, or $0.16 per share on a diluted basis.

The Registrant and its subsidiaries are involved in other legal proceedings incident to the conduct of their business.  It is management's opinion that none of these matters will have a material adverse effect on the consolidated financial position, results of operations, or cash flows.

10-K & EXHIBITS - PAGE 31

The Registrant has operating leases with total aggregate future minimum payments of $1,031,500, with terms exceeding one year.  It is expected that leases will be renewed or replaced as they expire.  The future minimum payments for each of the years subsequent to December 31, 2003, are:

2004 2005 2006 2007 2008 and beyond	$ 272,600 $ 270,600 $ 241,600 $ 149,300 $ 97,400

(7)

SEGMENT DATA:

The Registrant has four reportable segments:  Industrial Equipment, Dairy Farm Equipment, Field Fabrication, and Transportation.  The Transportation segment has been set out separately and the activities were previously included in Other/Corporate; and 2002 and 2001 were restated to be consistent with this presentation.  The Industrial Equipment segment includes sales of the following products directly to industrial customers:  food, beverage, chemical, and industrial processing equipment; industrial heat transfer equipment; biopharmaceutical equipment; pure-water equipment; thermal-energy storage equipment; and commercial refrigeration equipment.  Dairy Farm Equipment segment sales are made to independent dealers for resale and include milk-cooling and storage equipment and accessories, refrigeration units, and heat-recovery equipment for use on dairy farms.  The Field Fabrication segment includes sales of very large, field-fabricated tanks and vessels that cannot be built and shipped from the plant.  Typical projects are large stainless steel storage tanks for sanitary and industrial process applications.  The Transportation segment delivers products to customers and backhauls materials and components.  The segment also transports components for the Field Fabrication segment and performs contract carriage for third parties.

Management evaluates performance and allocates resources based on income or loss before income taxes.  The accounting policies of the reportable segments are the same as those described in Summary of Accounting Policies in Note 1 to these Consolidated Financial Statements.

Reportable segments are managed separately because they offer different products and serve different markets.  Industrial Equipment products have been aggregated because they are designed and built to a customer's specifications and they use common processes and resources in the Springfield, Missouri, manufacturing facility.  Similar economic conditions affect the long-term financial performance of the product lines included in the Industrial Equipment segment.  The Dairy Farm Equipment segment includes standard products that are built to stock in the Osceola, Iowa, manufacturing facility and are available for sale from inventory.  The demand for Dairy Farm Equipment products is affected by the economic factors that influence the profitability of dairy farmers.  The Field Fabrication segment uses different skills and fabrication methods and requires different technology and expertise than other segments.  The Transportation segment is a trucking operation.

Net sales include revenues from sales to unaffiliated and affiliated customers before elimination of intersegment sales.  Intersegment eliminations are primarily sales from the Industrial Equipment segment and Transportation segment to the Field Fabrication segment.

10-K & EXHIBITS - PAGE 32

The Other/Corporate classification includes other revenues, unallocated corporate assets and expenses, and corporate other income (expense).

2003
Net sales Depreciation & amortization expense Income (loss) before income tax Assets Additions to property, plant & equipment	Dairy Farm Equipment $ 14,306,860 $ 298,145 $ 435,469 $ 7,610,101 $ 9,599	Industrial Equipment $ 91,379,067 $ 2,373,233 $ 1,347,191 $ 42,742,818 $ 2,038,914	Field Fabrication $ 8,299,941 $ 754,283 $ (225,163) $ 3,569,769 $ 89,670	Transportation $ 3,918,474 $ 152,232 $ 454,419 $ 2,639,220 $ 289,340	Other/ Corporate $ 594,564 $ 459,568 $ 661,681 $ 11,092,952 $ 346,846	Intersegment Eliminations $ (1,732,888) $ -- $ -- $ -- $ --	Consolidated $116,766,018 $ 4,037,461 $ 2,673,597 $ 67,654,860 $ 2,774,369

2002
Net sales Depreciation & amortization expense Income (loss) before income tax Assets Additions to property, plant & equipment	Dairy Farm Equipment $ 20,274,303 $ 338,975 $ 3,570,314 $ 8,973,496 $ 123,292	Industrial Equipment $ 78,239,085 $ 2,176,361 $ (2,737,321) $ 41,561,377 $ 1,897,760	Field Fabrication $ 14,939,379 $ 444,413 $ 1,181,802 $ 6,031,589 $ 2,089,362	Transportation $ 3,361,503 $ 174,462 $ 115,743 $ 2,581,625 $ 70,096	Other/ Corporate $ 542,604 $ 294,795 $ 720,684 $ 9,182,669 $ 573,519	Intersegment Eliminations $ (3,207,440) $ -- $ -- $ -- $ --	Consolidated $114,149,434 $ 3,429,006 $ 2,851,222 $ 68,330,756 $ 4,754,029

2001
Net sales Depreciation & amortization expense Income (loss) before income tax Assets Additions to property, plant & equipment	Dairy Farm Equipment $ 18,115,792 $ 352,247 $ 1,332,460 $ 9,625,261 $ 226,801	Industrial Equipment $ 64,518,777 $ 2,095,510 $ (5,299,517) $ 32,168,557 $ 4,078,276	Field Fabrication $ 15,697,746 $ 227,319 $ 1,099,587 $ 2,371,803 $ 217,368	Transportation $ 2,240,017 $ 207,225 $ (131,688) $ 1,860,661 $ 297,005	Other/ Corporate $ 971,333 $ 252,441 $ 783,322 $ 9,884,191 $ 84,646	Intersegment Eliminations $ (7,255,446) $ -- $ -- $ -- $ --	Consolidated $ 94,288,219 $ 3,134,742 $ (2,215,836) $ 55,910,473 $ 4,904,096

Revenues from external customers by product category for the three years ended December 31, 2003, were:

Milk-cooling and storage equipment Processing vessels and tanks Other industrial equipment	2003 $ 12,950,878 45,314,532 58,500,608 $116,766,018 ==========	2002 $ 17,964,266 52,760,254 43,424,914 $114,149,434 ==========	2001 $ 15,923,497 49,565,367 28,799,355 $ 94,288,219 ==========

10-K & EXHIBITS - PAGE 33

Revenues from external customers by geographic location are attributed to countries based on the location of the customer and for the three years ended December 31, 2003, were:

United States North America (excluding the U.S.) Asia and the Far East Europe Other areas	2003 $103,650,529 7,183,100 3,378,499 1,474,634 1,079,256 $116,766,018 ==========	2002 $100,736,612 7,713,539 4,018,883 924,600 755,800 $114,149,434 ==========	2001 $ 80,701,876 8,030,006 4,055,619 922,395 578,323 $ 94,288,219 ==========

During the years presented, export sales to any one country were not in excess of 10% of consolidated sales.

All long-lived assets owned by the Registrant and its subsidiaries are located in the United States.

During 2003 and 2002, sales to an individual U.S. customer exceeded 10% of consolidated sales.  The sales amounted to $13,045,000 and $12,388,000, respectively, and related to the Industrial Equipment and Field Fabrication segments, respectively.  During 2001, sales to any one customer were not in excess of 10% of consolidated sales.

(8)

LONG-TERM INCENTIVE PLAN:

The Registrant has two stock compensation plans:  the 1999 Long-Term Incentive Plan (the "Employee Plan") and the Non-Employee Directors Stock Option and Restricted Stock Plan (the "Director Plan").

Under the Employee Plan, two types of awards have been provided for executives and key employees:  restricted stock and nonqualified stock options.  An aggregate of 180,000 shares of common stock can be issued under the Employee Plan, with 55,000 shares being the aggregate maximum number of shares that may be granted as restricted stock.

Under the Director Plan, non-employee directors can receive restricted stock and nonqualified stock options.  An aggregate of 60,000 shares can be issued under the Director Plan in either restricted stock or nonqualified options.

Under the two Plans, the exercise price of each option must equal or exceed the closing market price of the Registrant's common stock on the date of grant.  The options vest and are exercisable five years after the date of grant, and they must be exercised no later than ten years from the date of grant.

Under the Plans, restricted shares of stock vest five years after the effective date of grant.  Compensation expense was computed by multiplying the number of shares granted by the fair market value of the common stock on the date of grant.  The expense is being recognized ratably over the vesting period.  Compensation expense recognized for the restricted shares was $146,737, $95,658, and $66,050 for the years ended December 31, 2003, 2002, and 2001, respectively.  Under the Plans, 8,700 shares of restricted stock were granted during 2003 at the fair market value of $35 per share.  At December 31, 2003, 25,750 shares of restricted stock were outstanding under the Plans.

10-K & EXHIBITS - PAGE 34

A summary of activity in the Registrant's stock option plans is as follows:

Outstanding at December 31, 2000 Granted Outstanding at December 31, 2001 Granted Forfeited Outstanding at December 31, 2002 Granted Outstanding at December 31, 2003	Number of Shares 19,400 20,400 39,800 21,800 (3,400) 58,200 23,300 81,500 =====	Weighted- Average Exercise Price $ 36.00 36.00 $ 36.00 35.35 36.00 $ 35.76 35.00 $ 35.54 =====

The following table summarizes information about stock options outstanding as of December 31, 2003:

Options Outstanding
Range of Exercise Prices $29.25 - $36.00	Number of Shares 81,500	Weighted Average Remaining Contractual Years 7.75	Average Exercise Price $ 35.54

Options outstanding as of December 31, 2003, were not exercisable.

The Registrant applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," to account for employee stock options.  Accordingly, no compensation expense has been recognized for nonqualified stock options.

Pro forma net income and earnings-per-share information (as required by SFAS No. 123, "Accounting for Stock-Based Compensation") has been determined as if the Registrant had accounted for all stock options under the fair-value method described by SFAS No. 123.

The fair values for options were estimated at the date of grant using the Black-Scholes Option Pricing Model, with the following weighted-average assumptions:

Stock Option Grants
Interest rate Expected life in years Expected volatility Expected dividend yield Value per option	May 16, 2003 3.40% 7.5 30.20% 8.17% $ 4.94	July 25, 2002 4.80% 7.5 36.10% 8.00% $ 5.05	May 20, 2002 4.80% 7.5 38.80% 7.50% $ 6.35	March 1, 2001 4.90% 7.5 64.20% 9.00% $ 8.58	May 13, 1999 5.80% 7.5 53.40% 7.40% $ 8.60

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

10-K & EXHIBITS - PAGE 35

For purposes of pro forma disclosures, the estimated fair value of the options is being amortized to expense ratably over the vesting period.  The pro forma disclosures, required by SFAS No. 123, are not likely to be representative of the effects on reported net income or losses for future years.  The pro forma information follows:

	2003	2002	2001
Pro forma net income (loss) Pro forma earnings (loss) per common share: Basic Diluted	$ 1,952,098 ========= $ 1.67 $ 1.65	$ 1,838,031 ========= $ 1.57 $ 1.57	$(1,396,864) ========= $ (1.20) $ (1.20)

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

10-K & EXHIBITS - PAGE 36

FINANCIAL HIGHLIGHTS BY QUARTER (Unaudited)
(In Thousands, Except Per Share Data)

	Quarter Ended
	March 31		June 30		September 30		December 31
	2003	2002	2003	2002	2003	2002	2003	2002
Net sales Gross profit (a) Net income (loss) Earnings (loss) per common share: Basic Diluted	$ 27,579 $ 5,974 $ 718 $ 0.61 $ 0.61	$ 18,597 $ 3,036 $ (1,113) $(0.95) $(0.95)	$ 29,961 $ 6,569 $ 984 $ 0.84 $ 0.83	$ 22,514 $ 4,600 $ (225) $(0.20) $(0.20)	$ 29,720 $ 7,026 $ 1,017 $ 0.87 $ 0.86	$ 36,680 $ 6,691 $ 1,010 $ 0.87 $ 0.87	(b)(c) $ 29,506 $ 4,020 $ (700) $(0.60) $(0.60)	(d) $ 36,358 $ 8,390 $ 2,217 $ 1.90 $ 1.89

(a)

Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that point, interim LIFO determinations must be based on management's estimate of expected year-end inventory levels and costs.

(b)

As previously reported, a lawsuit was filed in May 2002 against the Company alleging breach of contract / breach of express warranty in connection with the sale of a heat exchanger in October 2000.  The plaintiff alleged in the suit that it had suffered direct, consequential, and incidental damages in excess of $3,100,000.  On March 5, 2004, the parties reached an out-of-court settlement of the lawsuit.  Under the settlement, the plaintiff will receive $600,000.  The Company will be responsible for $300,000 of the settlement, and the balance will be covered by the Company's product liability carrier.  The Company's liability of $300,000 has been reflected in the results for the fourth quarter and for the year 2003.  The effect on the 2003 fourth quarter results was to increase the net loss by $189,000, net of tax, or $0.16 per share.

(c)	Results for the fourth quarter of 2003 were unfavorably affected by a LIFO adjustment, and the effect of the LIFO adjustment increased the net loss by $253,000, net of tax, or $0.22 per share.
(d)	Net income for the fourth quarter of 2002 was favorably affected by a LIFO adjustment that increased net income by $323,100, net of tax, or $0.28 per share on a diluted basis.

10-K & EXHIBITS - PAGE 37

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of Paul Mueller Company:

We have audited the accompanying consolidated balance sheets of PAUL MUELLER COMPANY (a Missouri corporation) AND SUBSIDIARIES as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders' investment, and cash flows for the years ended December 31, 2003 and 2002.  In connection with our audit of the 2003 and 2002 financial statements, we have also audited the 2003 and 2002 financial statement schedules.  These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.  The accompanying consolidated financial statements and financial statement schedule of the Company for the year ended December 31, 2001 were audited by other auditors who have ceased operations.  Those auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedule, before the restatement described in Note 7 to the financial statements, in their report dated February 15, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paul Mueller Company and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related 2003 and 2002 financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed above, the 2001 financial statements of the Company were audited by other auditors who have ceased operations.  As described in Note 7, the Company changed the composition of its reportable segments in 2003; and the amounts in the 2002 and 2001 financial statements relating to reportable segments have been restated to conform to the 2003 composition of reportable segments.  We audited the adjustments that were applied to restate the disclosures for reportable segments reflected in the 2002 and 2001 financial statements.  In our opinion, such adjustments are appropriate and have been properly applied.  However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of Paul Mueller Company and Subsidiaries other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/S/  KPMG LLP

Kansas City, Missouri,

March 5, 2004

10-K & EXHIBITS - PAGE 38

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

/S/  ARTHUR ANDERSEN LLP

Kansas City, Missouri,

February 15, 2002

NOTE:

The above audit report of Arthur Andersen LLP, our former independent public accountants, is a copy of the original report dated February 15, 2002, rendered by Arthur Andersen LLP on our consolidated financial statements included in our Form 10-K filed on March 21, 2002, and has not been reissued by Arthur Andersen LLP since that date.  The above report refers to financial statements not physically included in this filing.  The 2001 financial statements referred to in that report have been restated.

10-K & EXHIBITS - PAGE 39

ITEM 9.  --  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

                    AND FINANCIAL DISCLOSURE

The Audit Committee of the Board of Directors (the "Board") of Paul Mueller Company (the "Registrant") decided to no longer engage Arthur Andersen LLP as the Registrant's independent public accountant effective May 15, 2002.

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

10-K & EXHIBITS - PAGE 40

PART III

ITEM 9-A.  --  CONTROLS AND PROCEDURES

The Registrant carried out an evaluation, under the supervision and with the participation of the Registrant's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures as of December 31, 2003 (the evaluation date).  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the evaluation date, the Registrant's disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating to the Registrant required to be included in the Registrant's reports filed or submitted under the Exchange Act.  There have been no significant changes in the Registrant's internal control or financial reporting during the Registrant's quarter ended December 31, 2003, which have materially affected, or are reasonably likely to materially affect, such internal control of the financial reporting.

ITEM 10.  --  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information as to Directors of the Registrant required by Item 10 is included on pages 5 and 6 of the Registrant's Proxy Statement for the annual meeting of shareholders to be held May 3, 2004, and is incorporated herein by reference.  The information concerning executive officers is set forth on page 5 of Part I hereof.

ITEM 11.  --  EXECUTIVE COMPENSATION

Information as to executive compensation required by Item 11 is included on pages 7, 8, and 9 of the Registrant's Proxy Statement for the annual meeting of shareholders to be held May 3, 2004, and is incorporated herein by reference.

ITEM 12.  --  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

Information as to security ownership of certain beneficial owners and management required by Item 12 is included on pages 3 and 4 of the Registrant's Proxy Statement for the annual meeting of shareholders to be held May 3, 2004, and is incorporated herein by reference.

Information as to equity compensation plans required by Item 12 is included on page 10 of the Proxy Statement for the annual meeting of shareholders to be held May 3, 2004, and is incorporated herein by reference.

ITEM 13.  --  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information as to certain relationships and related transactions required by Item 13 is included on pages 4 and 5 of the Registrant's Proxy Statement for the annual meeting of shareholders to be held May 3, 2004, and is incorporated herein by reference.

ITEM 14.  --  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item 14 with respect to principal accountant fees and services is included on pages 11 and 12 of the Registrant's Proxy Statement for the annual meeting of shareholders to be held May 3, 2004, and is incorporated herein by reference.

10-K & EXHIBITS - PAGE 41

ITEM 15. -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a)	The financial statements and schedules, required under Part II -- Item 8, are as follows:
	1.	The consolidated financial statements of the Registrant and its subsidiaries, for the year ended December 31, 2003:
		--	Consolidated Balance Sheets	December 31, 2003 and 2002
		--	Consolidated Statements of Income	For years ended December 31, 2003, 2002, and 2001
		--	Consolidated Statements of Shareholders' Investment	For years ended December 31, 2003, 2002, and 2001
		--	Consolidated Statements of Cash Flows	For years ended December 31, 2003, 2002, and 2001
		--	Notes to Consolidated Financial Statements	December 31, 2003, 2002, and 2001
		--	Financial Highlights by Quarter	For years ended December 31, 2003 and 2002
		--	Reports of Independent Auditors
	2.	Additional financial statement schedules included herein:
		--	Schedule II -- Valuation and Qualifying Accounts Page 44
		--	All other schedules are not submitted because they are not applicable or not required.
	3.	The exhibits set forth in the Exhibit Index found on pages 45, 46, and 47.
(b)

Reports on Form 8-K -- A Form 8-K for the Registrant's third quarter earnings release was filed on October 21, 2003, and is incorporated herein by reference.  No other Form 8-Ks were filed during the last quarter of 2003.

10-K & EXHIBITS - PAGE 42

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAUL MUELLER COMPANY
DATE: March 17, 2004	/S/ DANIEL C. MANNA Daniel C. Manna President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE: March 17, 2004	/S/ DANIEL C. MANNA Daniel C. Manna President, Chief Executive Officer, and Director
DATE: March 17, 2004	/S/ WILLIAM R. PATTERSON William R. Patterson Chairman of the Board and Director
DATE: March 17, 2004	/S/ DONALD E. GOLIK Donald E. Golik Senior Vice President, Chief Financial Officer, Secretary, and Director
DATE: March 17, 2004	/S/ DAVID T. MOORE David T. Moore Director
DATE: March 17, 2004	/S/ WILLIAM L. FUERST William L. Fuerst Director
DATE: March 17, 2004	/S/ W. CURTIS GRAFF W. Curtis Graff Director
DATE: March 17, 2004	/S/ MELVIN J. VOLMERT Melvin J. Volmert Director

10-K & EXHIBITS - PAGE 43

SCHEDULE II
PAUL MUELLER COMPANY AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS FOR THE THREE YEARS ENDED DECEMBER 31, 2003
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
RESERVE FOR DOUBTFUL ACCOUNTS
December 31, 2003 December 31, 2002 December 31, 2001 (1) Accounts written off during the year.	$ 932,743 $ 382,106 $ 689,831	$ 187,947 $ 626,470 $ (266,573)	$ -- $ -- $ --	$ 168,709 (1) $ 75,833 (1) $ 41,152 (1)	$ 951,981 $ 932,743 $ 382,106

10-K & EXHIBITS - PAGE 44

EXHIBIT INDEX
Number	Description				Page No.
(3)	ARTICLES OF INCORPORATION AND BYLAWS --
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
	(a)

The Paul Mueller Company Noncontract Employees Retirement Plan, amended and restated effective January 1, 2000, and adopted by the Board of Directors of the Registrant on January 27, 2000, was attached as Exhibit (10) on page 36 of the Registrant's Form 10-K for the year ended December 31, 1999, and is incorporated herein by reference.  Amendment Number One, adopted by the Board of Directors on January 30, 2003, was attached as Exhibit (10) on page 43 of the Registrant's Form 10-K for the year ended December 31, 2002, and is incorporated herein by reference.  Amendment Number Two was adopted by the Executive Committee of the Board of Directors on March 24, 2003, and executed on April 2, 2003, was attached as Exhibit (10) on page 18 of the Registrant's Form 10-Q for the quarter ended March 31, 2003, and is incorporated herein by reference.  Amendment Number Three was adopted by the Board of Directors on October 30, 2003

					48
	(b)

The Exclusive License Agreement between the Registrant and Superstill Technology, Inc., dated January 9, 1992, Addendum No. 1 dated January 28, 1992, and Addendum No. 2 dated June 15, 1992, were attached as Exhibit (10), page 30, of the Registrant's Form 10-K for the year ended December 31, 1996, and is incorporated herein by reference.

	(c)	The Paul Mueller Company Tax Savings Plan, amended and restated effective October 31, 2003, and adopted by the Board of Directors on October 30, 2003			50

10-K & EXHIBITS - PAGE 45

Number	Description				Page No.
	(d)	The Paul Mueller Company Employee Benefit Plan, amended and restated effective December 10, 2003, and adopted by the Trustees on December 10, 2003			89
	(e)

The Paul Mueller Company Profit Sharing and Retirement Savings Plan, restated effective April 1, 2001, and adopted by the Registrant on March 28, 2001, was attached as Exhibit (10), page 13, of the Registrant's Form 10-Q for the quarter ended September 30, 2001, and is incorporated herein by reference.  Amendments adopted by the Registrant on January 8, 2002, were attached as Exhibit (10), page 12, of the Registrant's Form 10-Q for the quarter ended March 31, 2002, and are incorporated herein by reference.  The following items were attached as Exhibit (10) of the Registrant's Form 10-Q for the quarter ended September 30, 2003, and are incorporated herein by reference:

		Description		Page No.
		1.	The Nonstandardized Adoption Agreement -- Prototype Cash or Deferred Profit-Sharing Plan was adopted by the Registrant on September 29, 2003	17
		2.	The Loan Policy Document was adopted by the Registrant on September 29, 2003	63
	(f)

Paul Mueller Company Contract Employees Retirement Plan, restated as of January 1, 2000, and adopted February 14, 2002, was attached as Exhibit (10), page 37, of the Registrant's Form 10-K for the year ended December 31, 2001, and is incorporated herein by reference.  Amendment Number One adopted December 11, 2002, was attached as Exhibit (10), page 128, of the Registrant's Form 10-K for the year ended December 31, 2002, and is incorporated herein by reference.

	(g)	The following Executive Compensation Plans and Arrangements:
		1.

The Paul Mueller Company Non-Employee Director Stock Option and Restricted Stock Plan, effective January 31, 2002, and adopted by the Board of Directors of the Registrant on January 31, 2002, was attached as Exhibit A to the Registrant's 2002 Proxy Statement filed with the Commission on April 1, 2002, and is incorporated herein by reference.

		2.

The Paul Mueller Company 1999 Long-Term Incentive Plan, effective January 26, 1999, and adopted by the Board of Directors of the Registrant on January 26, 1999, was attached as Exhibit A to the Registrant's 1999 Proxy Statement filed with the Commission on March 26, 1999, and is incorporated herein by reference.

		3.

The Paul Mueller Company Supplemental Executive Retirement Plan, effective January 1, 1996, adopted by the Board of Directors on February 8, 1996, was attached as Exhibit (10), page 30, of the Registrant's Form 10-K for the year ended December 31, 1995, and is incorporated herein by reference.

		4.

The Executive Short-Term Incentive Plan, adopted January 31, 1995, was attached as Exhibit (10), page 71, of the Registrant's Form 10-K for the year ended December 31, 1994, and is incorporated herein by reference.

	(h)

Agreement between the Registrant and Local No. 208 of the Sheet Metal Workers International Association, made and entered into effective April 7, 2001, was attached as Exhibit (10), page 13, of the Registrant's Form 10-Q for the quarter ended March 31, 2001, and is incorporated herein by reference.

10-K & EXHIBITS - PAGE 46

Number	Description		Page No.
(14)	CODE OF ETHICS
	(14.1)	Code of Ethics for Chief Executive Officer , Chief Financial Officer, and Controller or Principal Accounting Officer, adopted by the Board of Directors on October 30, 2003	161
	(14.2)	Code of Business Conduct, adopted by the Board of Directors on January 29, 2004	163
(21)	SUBSIDIARIES OF THE REGISTRANT		171
(23)	CONSENTS OF EXPERTS AND COUNSEL
	(a)	Independent Auditors' consent	172
(31)	RULE 13a-14(c) CERTIFICATIONS
	(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	173
	(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	174
(32)	SECTION 1350 CERTIFICATIONS
	(32.1)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350	175
	(32.2)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350	176

10-K & EXHIBITS - PAGE 47