Form 10-Q
period 2004-03-31
MUELLER PAUL CO
filed 2004-05-12
CIK 68726

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 ___________________________________________ FORM 10-Q
(Mark One)

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended MARCH 31, 2004, or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ______________________ to ______________________.
Commission File Number: 0-4791
PAUL MUELLER COMPANY (exact name of registrant as specified in its charter)
MISSOURI (state or other jurisdiction of incorporation or organization)	44-0520907 (I.R.S. employer identification no.)
1600 W. PHELPS ST., SPRINGFIELD, MISSOURI (address of principal executive offices)	65802 (zip code)

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  [  ]      No  [X]

Indicate the number of shares outstanding of the issuer's Common Stock as of May 7, 2004:  1,193,771

END OF PAGE 1

PART I	--	FINANCIAL INFORMATION

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

END OF PAGE 2

PAUL MUELLER COMPANY AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (Dollars in Thousands) (Unaudited)

ASSETS	Mar. 31, 2004	Dec. 31, 2003

Current Assets
     Cash and cash equivalents
     Accounts receivable, less reserve for doubtful accounts of
           $848 at 3-31-2004 and $952 at 12-31-2003
     Costs and estimated earnings in excess of billings
     Inventories --
           Raw materials and components
           Work-in-process
           Finished goods

     Prepayments
                   Total Current Assets
Property, Plant & Equipment (at cost)
     Less -- Accumulated depreciation
                   Net Property, Plant & Equipment
Other Assets
Deferred Taxes

	$ 265 19,699 1,142 $ 9,041 9,354 5,955 $ 24,350 2,763 $ 48,219 $ 71,384 50,859 $ 20,525 2,312 1,751 $ 72,807 ======	$ 2,887 17,129 2,176 $ 8,982 6,035 2,282 $ 17,299 3,035 $ 42,526 $ 71,096 50,042 $ 21,054 2,322 1,753 $ 67,655 ======
LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
     Current maturities of long-term debt
     Accounts payable
     Accrued expenses
     Advance billings
     Billings in excess of costs and estimated earnings
                   Total Current Liabilities
Long-Term Pension Liabilities
Other Long-Term Liabilities
Contingencies
Shareholders' Investment:
     Common stock, par value $1 per share -- Authorized 20,000,000 shares -- Issued 1,369,475 shares at 3-31-2004 and
           1,360,775 shares at 3-31-2003
     Preferred stock, par value $1 per share -- Authorized 1,000,000 shares -- No shares issued
     Paid-in surplus
     Retained earnings

     Less -- Treasury stock, 175,704 shares at 3-31-2004 and
                      12-31-2003, at cost
                 Deferred compensation
                 Accumulated other comprehensive loss

	$ 567 4,655 11,586 21,410 549 $ 38,767 6,953 881 $ 1,369 -- 5,154 27,933 $ 34,456 2,593 438 5,219 $ 26,206 $ 72,807 ======	$ 567 4,280 12,318 14,177 461 $ 31,803 5,612 992 $ 1,369 -- 5,154 31,019 $ 37,542 2,593 480 5,221 $ 29,248 $ 67,655 ======

The accompanying notes are an integral part of these consolidated condensed balance sheets.

END OF PAGE 3

PAUL MUELLER COMPANY AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Dollars in Thousands Except Per Share Amounts) (Unaudited)

Three Months Ended March 31
2004	2003

Net Sales

Cost of Sales

                    Gross Profit

Selling, General, and Administrative Expenses

                    Operating (Loss) Income

Other Income (Expense) --
          Interest income
          Interest expense
          Other, net

                    (Loss) Income before Income Taxes

(Benefit) Provision for Income Taxes

(Loss) Income before Equity in Income (Loss) of Joint Venture

Equity in (Loss) Income of Joint Venture

                    Net (Loss) Income

(Loss) Earnings per Common Share --
          Basic
          Diluted

$18,311 16,847 $ 1,464 5,339 $(3,875) $ 38 (7) 58 $ 89 $(3,786) (1,425) $(2,361) (10) $(2,371) ====== $ (2.03) $ (2.03)	$27,579 21,605 $ 5,974 5,008 $ 966 $ 9 (18) 192 $ 183 $ 1,149 439 $ 710 8 $ 718 ====== $ 0.61 $ 0.61

The accompanying notes are an integral part of these consolidated condensed statements.

END OF PAGE 4

PAUL MUELLER COMPANY AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Dollars in Thousands) (Unaudited)

Three Months Ended March 31
2004	2003

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
               Decrease in prepayments
               Decrease in other assets
               Increase in accounts payable
               (Decrease) in accrued expenses
               Increase in advance billings
               Increase in billings in excess of costs and estimated earnings
               Increase (decrease) in long-term liabilities
                    Net Cash (Required) Provided by Operating Activities

Cash Flows (Requirements) from Investing Activities:
     Additions to property, plant, and equipment
     Proceeds from sales of equipment
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

                    Cash and Cash Equivalents at End of Period

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for --
          Income taxes
          Interest

$ (2,371) 10 13 885 -- (2,583) 1,034 (7,051) 272 5 375 (732) 7,233 88 1,334 $ (1,488) $ (314) -- $ (314) $ 1,573 (1,573) (104) (716) $ (820) $ (2,622) 2,887 $ 265 ======= $ 21 $ 6	$ 718 (8) 156 920 4 (558) 924 (2,728) 50 43 1,089 (17) 840 2,320 (7) $ 3,746 $ (850) 1 $ (849) $ 1,300 (3,983) (104) (711) $ (3,498) $ (601) 702 $ 101 ======= $ 951 $ 13

The accompanying notes are an integral part of these consolidated condensed statements.

END OF PAGE 5

PAUL MUELLER COMPANY AND SUBSIDIARIES NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS MARCH 31, 2004 AND 2003, AND DECEMBER 31, 2003 (Unaudited)
1.

The consolidated condensed financial statements include the accounts of Paul Mueller Company (Registrant) and its wholly owned subsidiaries, Mueller Transportation, Inc., and Mueller Field Operations, Inc. (Companies).  A summary of the significant accounting policies is included in Note 1 to the consolidated financial statements included in the Registrant's annual report on Form 10-K for the year ended December 31, 2003.

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

Costs and estimated earnings on uncompleted contracts and related amounts billed as of March 31, 2004, and December 31, 2003, were as follows:

		March 31, 2004	December 31, 2003
	Costs incurred on uncompleted contracts Estimated earnings Less: Billings to date	$ 27,236,237 9,949,781 $ 37,186,018 36,593,491 $ 592,527 =========	$ 36,845,408 12,562,790 $ 49,408,198 47,693,033 $ 1,715,165 =========

END OF PAGE 6

Amounts included in the accompanying Consolidated Condensed Balance Sheets at March 31, 2004, and December 31, 2003, under the following captions were:
		March 31, 2004	December 31, 2003
	Costs and estimated earnings in excess of billings on uncompleted contracts Billings in excess of costs and estimated earnings on uncompleted contracts	$ 1,141,884 (549,357) $ 592,527 =========	$ 2,176,135 (460,970) $ 1,715,165 =========

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

Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time, interim LIFO determinations, including those at March 31, 2004, must necessarily be based on management's estimate of expected year-end inventory levels and costs.  Since estimates of future inventory levels and prices are subject to many factors beyond the control of management, interim financial results are subject to final year-end LIFO inventory amounts.  Accordingly, LIFO inventory components reported for the period ended March 31, 2004, are estimates based on management's knowledge of the Registrant's production cycle, the costs associated with this cycle, and the sales and purchasing volume of the Registrant.

4.	The following table sets forth the computation of basic and diluted earnings (loss) per common share:
Three Months Ended March 31,
		2004	2003

Net (loss) income

Shares for basic earnings per common share --
     Weighted-average shares outstanding
Dilutive effect of restricted stock and stock options
Shares for diluted earnings per common share --
     Adjusted weighted-average shares outstanding

(Loss) earnings per common share --
     Basic
     Diluted

		$(2,371,000) ========= 1,168,021 -- 1,168,021 ========= $ (2.03) $ (2.03)	$ 718,000 ========= 1,168,021 7,168 1,175,189 ========= $ 0.61 $ 0.61
5.

As of March 31, 2004, the Registrant had stock-based compensation plans for employees and nonemployee directors.  The Registrant accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.  No stock-based compensation cost has been reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grants.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Registrant had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS")

END OF PAGE 7

No. 123, "Accounting for Stock-Based Compensation," to stock-based employee and nonemployee director compensation.
Three Months Ended March 31,
2004	2003

Net (loss) income, as reported
Less:  Stock-based compensation expense determined under
          fair-value-based method for all awards, net of related tax
Pro forma net income

Earnings (loss) per common share --
     Basic -- as reported
     Basic -- pro forma

     Diluted -- as reported
     Diluted -- pro forma

$ (2,371,000) 17,000 $ (2,388,000) ========= $ (2.03) $ (2.04) $ (2.03) $ (2.04)	$ 718,000 14,000 $ 704,000 ========= $ 0.61 $ 0.60 $ 0.61 $ 0.60
6.

The Registrant has four reportable segments:  Industrial Equipment, Dairy Farm Equipment, Field Fabrication, and Transportation.  The Transportation segment has been set out separately (Transportation activities were previously included in Other/Corporate); and the first quarter of 2003 has been restated to be consistent with this presentation.  Net sales include revenues from sales to unaffiliated and affiliated customers before elimination of intersegment sales.  Intersegment eliminations are primarily sales from the Industrial Equipment and the Transportation segments to the Field Fabrication segment.  The "Other/Corporate" classification includes other revenues and expenses and corporate other income (expense).

Net sales and profitability for each segment for the three months ended March 31, 2004 and 2003, were as follows:

Dairy Farm Equipment	Industrial Equipment	Field Fabrication	Transpor- tation	Other/ Corporate	Inter- segment Eliminations	Consolidated
Three Months Ended 3-31-04
Net sales Income (loss) be- fore income tax	$ 3,045 $ (126)	$ 13,661 $ (3,494)	$ 1,114 $ (255)	$ 639 $ (64)	$ 99 $ 153	$ (247) $ --	$ 18,311 $ (3,786)
Three Months Ended 3-31-03
Net sales Income (loss) be- fore income tax	$ 2,833 $ (2)	$ 21,700 $ 763	$ 3,065 $ 214	$ 646 $ (38)	$ 128 $ 212	$ (793) $ --	$ 27,579 $ 1,149
7.

The Registrant reports comprehensive income (loss) and its components in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income."  Comprehensive income and its components, net of tax, are summarized below:

Three Months Ended March 31,
2004	2003
Net (loss) income Foreign currency translation adjustment, net of tax Total comprehensive (loss) income	$ (2,371,000) 2,000 $ (2,369,000) =========	$ 718,000 (19,000) $ 699,000 =========
8.

The Registrant has a Profit Sharing and Retirement Savings Plan [401(k) plan] in which substantially all employees are eligible to participate.  The plan provides for a match of employees' contributions up to a specified limit.  The plan also has a profit-sharing feature whereby an additional match is made if net income reaches predetermined levels established annually by the Board of Directors.  The assets of the plan are deposited with a trustee and are invested at the employee's option in one or more investment funds.  Registrant contributions to the plan for the first quarter of 2004 and 2003 were $90,300 and $94,900, respectively.

END OF PAGE 8

The Registrant has pension plans covering substantially all employees.  Benefits under the plans are based either on final average pay or a flat benefit formula.

The following table sets forth the required disclosures for the pension plans:

		Three Months Ended March 31,
		2004	2003

Components of net periodic pension cost --
       Service cost
       Interest cost
       Expected return on plan assets
       Amortization of transitional (asset)
       Amortization of prior service cost
       Recognized net actuarial (gain)/loss
       Net periodic pension cost

		$ 474,048 819,160 (806,706) -- 53,575 178,568 $ 718,645 =========	$ 391,156 780,878 (735,793) -- 54,247 93,999 $ 584,487 =========

The Registrant previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to make pension contributions of $4,315,500 for 2004.  However, due to the funding relief provision of the Pension Funding Equity Act of 2004, the expected pension contributions will total $3,465,400 for 2004.  A payment of $225,800 was made during the first quarter of 2004.

9.

The Registrant has a $7,000,000 bank borrowing facility that expires on May 31, 2004.  Borrowings under the facility incur interest at the LIBOR Daily Floating Rate plus 1.75%.  There were no outstanding borrowings under the facility at March 31, 2004.

The Registrant also has a $2,750,000 standby letter-of-credit facility.  There were standby letters of credit totaling $549,960 issued under the facility as of March 31, 2004, with $520,000 expiring within one year.

In addition, the Registrant has a long-term note outstanding as of March 31, 2004, in the principal amount of $625,500.  The note is repayable in quarterly installments with the final payment due August 2, 2005, and with a variable interest rate of the LIBOR Daily Floating Rate plus 1.75%.  The note is secured by equipment with a cost of $1,563,000.

10.

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

The following is a reconciliation of changes in the warranty reserve:

		Three Months Ended March 31,
		2004	2003
	Beginning balance Costs incurred to satisfy warranty claims Aggregate warranty reserves made Aggregate changes to warranty reserves Ending balance	$ 1,326,838 (571,672) 134,765 45,548 $ 935,479 =========	$ 894,523 (378,279) 190,662 40,843 $ 747,749 =========
11.

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

END OF PAGE 9

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATION

PAUL MUELLER COMPANY AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATING RESULTS AND FINANCIAL CONDITION

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Registrant's consolidated results of operations and financial condition.  The discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

OVERVIEW

The Registrant is a manufacturer of high-quality stainless steel tanks and vessels and process systems and equipment.  The Registrant's products are used on dairy farms and in a wide variety of industrial applications, including food, dairy, and beverage processing; pharmaceutical, biotechnological, and chemical processing; water distillation; heat transfer; HVAC; commercial refrigeration; heat recovery; process cooling; and thermal-energy storage.  The Registrant has two manufacturing facilities located in Springfield, Missouri, and Osceola, Iowa, with about 730,000 square feet and 215,000 square feet, respectively.

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

During the past few years, the biopharm systems product line sales personnel have been successful in securing large bioreactor and modular projects that involve the fabrication and factory testing of complete process systems comprised of vessels, interconnected piping, instrumentation, and controls.  These projects are well suited to the Registrant's engineering and fabrication capabilities and its facilities.

END OF PAGE 10

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

A portion of the Springfield plant employees are covered by a union contract with Sheet Metal Workers International -- Local 208.  A new three-year contract was signed effective April 17, 2004.

Dairy Farm Equipment is the second largest segment in terms of sales and its products are manufactured at the Registrant's Osceola, Iowa, facility.  Dairy Farm Equipment is sold domestically and internationally to about 270 independent dealers for resale to dairy farmers.  A significant portion of the dealers are located in the continental United States.  Dairy Farm Equipment segment sales are most directly affected by milk prices paid to farmers, the cost of feed, and the level of milk production.  Revenue for the Dairy Farm Equipment segment is recognized at the time title to the equipment is transferred, which generally occurs upon shipment from the plant.

In the domestic Dairy Farm Equipment market, the number of dairy farms continues to decline as high-cost-production dairies are being eliminated.  Over the past several years, advances in dairy farming techniques have created an excess of milk production in the United States, with low milk prices and relatively flat milk consumption; and it continues to drive many smaller dairy farms out of business.  This process leaves fewer, though larger, dairy farm operations that will require larger milk-cooling and storage capacity.  The Registrant is well positioned to meet the milk-cooling and storage capacity requirements of this change in the marketplace; and any impact on revenues and profitability will depend on the rate at which farm consolidation continues.

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

END OF PAGE 11

Field Fabrication is the third segment.  This segment was established in 1998, when Mueller Field Operations, Inc., was incorporated as a wholly owned subsidiary; and it expanded the Registrant's product offering by providing the capability to completely fabricate and assemble large stainless steel tanks in the field.  This segment also offers a turnkey solution to the customer that includes not only building erection and equipment installation, but also on-site fabrication and installation of piping, other equipment startup, and commissioning.  Additionally, this segment has the capability to modify and/or repair existing equipment operating at a customer's facility.  The Field Fabrication segment purchases components from the Industrial Equipment segment, and those sales are eliminated in the preparation of the Consolidated Condensed Financial Statements.  Revenue for the Field Fabrication segment is recognized on the percentage-of-completion method of accounting.  Generally, projects are competitively bid among a few competitors.

The Transportation segment includes the activities of Mueller Transportation, Inc., a wholly owned trucking subsidiary.  This segment provides outbound transportation of products for customers of the Industrial Equipment and Dairy Farm Equipment segments and provides transportation services to the Field Fabrication segment for components that are shipped to the field.  Revenues are also obtained by performing contract carriage for third parties.  Services provided by the segment are those of a specialized carrier, as a significant number of loads are oversized in dimension and weight.  This segment operates with a fleet of 15 tractors and 40 specialized trailers to transport oversized loads.  The Field Fabrication segment utilizes transportation services from the Transportation segment, and those sales are eliminated in preparation of the Consolidated Condensed Financial Statements.

The Industrial Equipment and Field Fabrication segments provide capital equipment to industrial customers; and consequently, the level of sales for each segment is directly affected by the growth in the general economy, capital expenditure levels, capacity utilization, and interest rates.

Management evaluates performance of each of the segments based on profit and loss from operations before income taxes.  Accounting policies for the segments are the same as those described in the Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

OPERATING RESULTS

Sales -- Consolidated results for the three months ended March 31, 2004 and 2003, were as follows:

Three Months Ended March 31,
2004	2003

Net Sales
Cost of Sales
                    Gross Profit
Selling, General, and Administrative Expenses
                    Operating (Loss) Income
Other Income (Expense) --
          Interest income
          Interest expense
          Other, net

                    (Loss) Income before Income Taxes
(Benefit) Provision for Income Taxes
(Loss) Income before Equity in Income (Loss) of Joint Venture
Equity in (Loss) Income of Joint Venture
                    Net (Loss) Income

$ 18,311 16,847 $ 1,464 5,339 $ (3,875) $ 38 (7) 58 $ 89 $ (3,786) (1,425) $ (2,361) (10) $ (2,371) ======	$ 27,579 21,605 $ 5,974 5,008 $ 966 $ 9 (18) 192 $ 183 $ 1,149 439 $ 710 8 $ 718 ======

END OF PAGE 12

The significant change in performance between the first quarter of 2003 and the first quarter of 2004 was primarily the result of the 34% decline in sales, coupled with lower profit margins.  The sales reduction occurred primarily in the Industrial Equipment segment, as sales declined by $8,039,000 which represented approximately 87% of the total sales decline.  The reduction in sales is directly related to the lower consolidated backlog at the beginning of 2004 compared to the beginning of 2003.  The consolidated backlog at the beginning of 2003 was $54,023,000 compared to the consolidated backlog at the beginning of 2004 of $38,612,000.  The most significant change was in the Industrial Equipment segment, where the backlog (exclusive of shop work for the Field Fabrication segment) was $11,313,000 less for 2004 than for 2003.  Additionally, within the Industrial Equipment segment, the backlog for biopharm systems was $13,663,000 less at the beginning of 2004 compared to the beginning of 2003.  Field Fabrication sales were lower for the first quarter of 2004 compared to the first quarter of 2003, as the backlog was 77% less at the beginning of 2004 versus the beginning of 2003.

The gross profit rate for the first quarter of 2004 was 8% compared to a gross profit rate of 21.7% for the first quarter of 2003.  The significant reason for this reduction in the gross profit rate was the $9,268,000 decline in sales volume when comparing comparable quarters for 2004 to 2003.  The gross margin rate (which is a measure of the variable profit margin) was also lower for the first quarter of 2004 compared to the first quarter of 2003.  This was primarily the result of a change in the mix of sales for the first quarter of 2004 compared to the first quarter of 2003.  Biopharm systems sales were 61% lower during the first quarter of 2004 compared to the first quarter of 2003 due, primarily, to a decline in large modular project sales.  During the first quarter of 2003, we had two large modular projects in fabrication in the Springfield, Missouri, facility.  During the first quarter of 2004, we were completing the field installation of the two large modular projects, plus completing a small modular project, all of which represented substantially less sales volume.  The lack of large factory-fabricated modular projects adversely affected the overall gross margin rate for the Industrial Equipment segment.  Additionally, for the past few years, the market has remained extremely competitive for Industrial Equipment segment products, which has contributed to a lack of pricing power and lower gross margins for the projects that have been secured.  In addition, the gross profit rate for the first quarter of 2004 was affected by an increase of the LIFO reserve due to higher stainless steel prices.  The effect of the increase in the LIFO reserve was to reduce the gross profit by $167,000 when comparing the first quarter of 2004 to the first quarter of 2003.  Also, with the significant decline in sales volume for the first quarter of 2004 compared to the same quarter of 2003, the reduction in gross profit was exacerbated by the manufacturing overhead costs, which do not vary proportionately with reductions in volume.

Selling, general, and administrative expenses were $331,000 higher for the first quarter of 2004 compared to the first quarter of 2003.  Expenditures were higher for personnel and fringe benefits (primarily for healthcare and pension costs), commissions for manufacturers' representatives, and trade shows and travel.

Other income (expense) was $94,000 less for the first quarter of 2004 versus the first quarter of 2003 due to a reduction in royalty income and miscellaneous income items.

The effective tax rate for the periods presented varied from the statutory tax rate (34%) due to tax credits for 2004 and the effect of state income taxes and nondeductible meals and entertainment expenses for 2003.

Our share of the 50%-owned joint venture results for the first quarter of 2004 was a loss of $10,000 compared to income of $8,000 for the first quarter of 2003.  The reduced performance was the result of lower sales and lower gross profit margins for 2004 compared to 2003.

Outlook -- The price of stainless steel has continued to increase since the beginning of 2004 due to surcharges.  Surcharges, which are assessed at the time of shipment from the vendor, have been implemented due to the increase in and the volatility of market prices of nickel, chromium, and molybdenum (materials used in the production of stainless steel).  Additionally, the price of carbon steel has risen dramatically, and this could also have an adverse effect on cost.  The effect of higher prices for stainless steel and carbon steel may delay projects or reduce profitability if the increases cannot be passed along in the form of higher prices to customers.  The effect of these higher stainless steel and carbon steel prices may also require additional increases to the LIFO reserve, which would reduce profitability.

The Registrant's total order entry for the first quarter of 2004 was 29% less than order entry for the comparable quarter of 2003.  Market conditions, particularly for the Industrial Equipment segment, remain sluggish; and we have not seen strong indications of an increase in business capital expenditures in the markets that we serve.  Also, pricing continues to be very competitive for the projects that are available within the Industrial Equipment segment.

END OF PAGE 13

In general, the Registrant's business is not subject to seasonal variation in the demand for its products.  However, because orders for certain products can be large in terms of sales dollars, a small number of large orders can have a significant impact on the Registrant's sales in any one particular quarter.  As a result, a relatively small reduction or delay in the number of orders shipped or delivered can have a material effect on the Registrant's sales for any particular quarter.  Gross margins may vary from quarter to quarter due to the variations in the profitability of large orders, as well as the mix of the various products manufactured or fabricated by the Registrant.  Accordingly, the results of operations for the Registrant for any one particular quarter are not necessarily indicative of the results that may be expected for any subsequent quarter of the calendar year.

Backlog -- Backlog represents the contract value of projects acquired by the Registrant that have not been recognized as sales revenue because the projects are in various stages of engineering and fabrication.  Backlog is an important metric because it is a measure of sales revenues yet to be recognized by the Registrant.  Lead times on projects can vary from a few weeks to over a year, depending on the size and complexity of the project.  Backlog is reviewed at each quarter end to insure that projects included in the reported backlog are still valid and have not been put on indefinite hold by the customer.

Consolidated sales backlog totaled $43,817,000 at March 31, 2004, compared to $58,695,000 at March 31, 2003.  The backlog for the Industrial Equipment segment (exclusive of shop work for the Field Fabrication segment) was $38,828,000 and $53,307,000 at March 31, 2004 and 2003, respectively.  The backlog for the Dairy Farm Equipment segment was $3,369,000 and $1,805,000 at March 31, 2004 and 2003, respectively.  The Field Fabrication segment backlog was $1,620,000 at March 31, 2004, versus $3,583,000 at March 31, 2003.  The reduction in the Industrial Equipment segment backlog between March 31, 2004 and 2003, was almost exclusively related to the biopharm product line, which consists of pure-water/pure-steam generating equipment, tanks and vessels, and modular systems and bioreactors for the pharmaceutical and biotechnology industries.  We expect that all of the March 31, 2004, consolidated backlog will be recognized as sales during the next twelve months.

The level of backlog at any particular point in time is not necessarily indicative of the future operating performance of the Registrant in the following quarter due to the extensive engineering time and the long manufacturing or fabrication cycle that is required for certain projects.  Orders in backlog can be subject to delays during the fabrication process due to the complex nature of many projects.  Also, orders in backlog are subject to delays in completion and/or shipment dates requested by customers.  The Registrant may be unable to recognize sales for orders in backlog when initially scheduled due to delays and contingencies, and this could have a significant impact on the level of sales and results for a particular quarter.

FINANCIAL CONDITION

Liquidity -- Capital Resources -- Cash provided by operations was $3,746,000 for the first quarter of 2003 compared to a cash requirement from operations of $1,488,000 for the first quarter of 2004.  The primary reason for the negative cash flow for the first quarter of 2004 was the net loss of $2,371,000.  The cash flow for the first quarter of 2003 was favorably affected by net income of $718,000 and increases in current liability accounts.

The Registrant's primary ongoing cash requirements will be for operating needs, capital expenditures, and dividends.  The Registrant's primary source of liquidity is internally generated cash flow.  The Registrant also maintains a bank borrowing facility to cover short-term working capital needs when the level of fabrication activity is particularly high.  The Registrant expects that the ongoing requirements for operating expenses, capital expenditures, and dividends will be funded from these sources.  A policy of requiring down payments and/or progress payments on large projects also provides a favorable effect on cash flow.  These payments are included in Advance Billings on the Consolidated Condensed Balance Sheets and will be included in sales as the projects are completed and revenue is recognized.  A significant economic downturn or a reduction in the number of large contracts could lead to a contraction of the business, which would have an adverse effect on liquidity.  In view of the performance for the first quarter of 2004 and the lower backlog level at March 31, 2004, compared to the prior year, the Registrant implemented certain cost reduction measures, including laying off approximately 120 employees and reducing certain operating expenses subsequent to the first quarter of 2004.

END OF PAGE 14

The level of capital expenditures planned for 2004 is projected to be $1,500,000, which is lower than in prior years, and is due to the reduced workload level as reflected by the lower backlog at December 31, 2003, and March 31, 2004.  Anticipated expenditures are primarily for critical equipment to enhance capabilities, maintain quality, and improve efficiency.  Depending on the level of order entry and operating needs, it may be necessary to request authorization from the Board of Directors to increase the level of expenditures.

The Registrant has a $7,000,000 bank borrowing facility that expires May 31, 2004.  As of March 31, 2004, there were no borrowings under the facility.  The Registrant also has a $2,750,000 standby letter-of-credit facility; and as of March 31, 2004, there were standby letters of credit totaling $549,960 issued under the facility and all but $29,960 will expire within one year.  Management intends to renew the bank facility for borrowing and letters of credit prior to the expiration date.  Management believes the bank borrowing facility can be increased, if necessary, to provide additional liquidity.

Market risks relating to the Registrant's operations result primarily from changes in stainless steel prices and changes in foreign exchange rates.  The risk of significant changes in stainless steel pricing for large projects that extend over several months is managed by contracting for the stainless steel at the time the project is obtained.  The Registrant periodically enters into foreign-exchange forward or spot contracts to hedge the exposure to foreign-currency-denominated purchase transactions.  Foreign-currency-denominated purchases were approximately $128,000 and $77,000 for the quarters ended March 31, 2004 and 2003, respectively.  There were no foreign exchange forward contracts outstanding as of March 31, 2004 or 2003.  Foreign currency held at March 31, 2004 and 2003, was $31,900 and $19,000, respectively.

Contractual Cash Obligations and Other Commercial Commitments -- There have been no material changes to the Registrant's contractual cash obligations and other commercial commitments from amounts disclosed in its Annual Report on Form 10-K for the year ended December 31, 2003.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements, in conformity with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Critical accounting policies are those that are most important to the presentation of the Registrant's financial condition and results of operations and require management's most difficult subjective and complex judgments and involved uncertainties.  The Registrant's most critical accounting policies pertain to revenue recognition, pensions, insurance reserves, warranties, inventories, depreciation, and reserves for doubtful accounts.  Each of these critical accounting policies and the application of the critical accounting policies and estimates were discussed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.  There have been no significant changes in the application of critical accounting policies or estimates during the first quarter of 2004.  Management must use informed judgments and best estimates to properly apply these critical accounting policies.  Because of the uncertainty of these estimates, actual results could differ from the estimates used in applying the critical accounting policies.  Management is not aware of any reasonably likely events or circumstances which results in different amounts being reported that would materially affect its financial condition or results of operations.

END OF PAGE 15

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

Actual future results may differ materially from those described in the forward-looking statements due to a variety of factors, including the fact that the economy generally, and the dairy farm equipment, industrial equipment, field-fabrication markets, and factors affecting the trucking industry specifically are all currently subject to uncertainty, making it difficult to determine if past experience is a good guide to the future.  A downturn in the Registrant's business segments could adversely affect the Registrant's revenues and results of operations.  Other factors affecting forward-looking statements, some of which are identified in the discussion relating to such forward-looking statements, include, but are not limited to, the following:  specific economic conditions in the food, dairy, beverage, chemical, pharmaceutical, biotechnological, and other process industries, and the dairy farm equipment market and the impact of such conditions on the Registrant's customers in such markets; the cyclical nature of some of the Registrant's markets; milk prices, feed costs, weather conditions, dairy farm consolidation, and other factors affecting the profitability of dairy farmers; the price of stainless steel; the highly competitive nature of the markets for the Registrant's products, as well as pricing pressures that may result from such competitive conditions; business relationships with major customers and suppliers; the continued operation and viability of the Registrant's major customers; the Registrant's execution of internal performance plans; difficulties or delays in manufacturing; cost-reduction and productivity efforts; competing technologies and difficulties in entering new markets, both domestic and foreign; changes in product mix; future levels of indebtedness and capital spending; claims, including, without limitation, warranty claims, product liability claims, charges or dispute resolutions; ability of suppliers to provide materials as needed and the Registrant's ability to recover any price increases for materials and product pricing; the Registrant's ability to attract and retain key technical and other personnel; labor relations; the failure of customers to make timely payment; any inadequacy of the Registrant's intellectual property protection or the potential for third-party claims of infringement; global economic factors, including currency exchange rates; general economic conditions, including interest rates, the rate of inflation, and commercial and consumer confidence; energy prices; governmental laws and regulations affecting domestic and foreign operations, including tax obligations; changes in accounting standards; worldwide political stability; the effects of terrorist activities and resulting political or economic instability, including U.S. military action overseas; and the effect of acquisitions, divestitures, restructurings, product withdrawals, and other unusual events.

The Registrant cautions the reader that these lists of cautionary statements and risk factors may not be exhaustive.  The Registrant expressly disclaims any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances.

END OF PAGE 16

NONAUDIT SERVICES OF INDEPENDENT AUDITORS -- Pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for disclosing to investors the nonaudit services approved by our Audit Committee to be performed by KPMG LLP, our independent auditors.  Nonaudit services are defined in the law as services other than those provided in connection with an audit or review of the financial statements of the Registrant.  The Audit Committee approved nonaudit fees for consultation on accounting matters during the three months ended March 31, 2004.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Certain information concerning market risk is set forth in Item 2 on page 15 and is incorporated herein by reference.  Other disclosure requirements are not submitted because they are not applicable or they are not material.

ITEM 4.   CONTROLS AND PROCEDURES

The Registrant carried out an evaluation, under the supervision and with the participation of the Registrant's Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures as of March 31, 2004 (the evaluation date).  Based on such evaluation, the Chief Executive and Chief Financial Officer have concluded that, as of the evaluation date, the Registrant's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Registrant required to be included in the Registrant's reports filed or submitted under the Exchange Act.  There have been no significant changes in the Registrant's internal control over financial reporting during the Registrant's quarter ended March 31, 2004, which has materially affected or is reasonably likely to materially affect such internal control over financial reporting.

END OF PAGE 17

PART II -- OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K.
	Exhibit Number	Exhibit			Sequentially Numbered Page
	a.	Exhibits
		(3)	The Amended and Restated Bylaws of Paul Mueller Company adopted January 29, 2004, by the Board of Directors		19
		(31)	RULE 13a-14(a) CERTIFICATIONS
			(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	36
			(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	37
		(32)	SECTION 1350 CERTIFICATIONS
			(32.1)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350	38
			(32.2)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350	39
	b.

Reports on Form 8-K -- A Form 8-K for the Registrant's 2003 fourth quarter earnings release was filed on March 10, 2004, and is incorporated herein by reference.  No other Form 8-Ks were filed during the three months ended March 31, 2004.

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PAUL MUELLER COMPANY
DATE: May 7, 2004	/S/ DONALD E. GOLIK Donald E. Golik -- Senior Vice President and Chief Financial Officer

END OF PAGE 18