Form 10-Q
period 2004-06-30
MUELLER PAUL CO
filed 2004-08-12
CIK 68726

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 ___________________________________________ FORM 10-Q
(Mark One)

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended JUNE 30, 2004, or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ______________________ to ______________________.

Commission File Number: 0-4791
PAUL MUELLER COMPANY (exact name of registrant as specified in its charter)
MISSOURI (state or other jurisdiction of incorporation or organization)	44-0520907 (I.R.S. employer identification no.)
1600 W. PHELPS ST., SPRINGFIELD, MISSOURI (address of principal executive offices)	65802 (zip code)

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

Indicate the number of shares outstanding of the issuer's Common Stock as of August 12, 2004: 1,191,410

-- 1 --

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

-- 2 --

END OF PAGE 2

PAUL MUELLER COMPANY AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (Dollars in Thousands) (Unaudited)

ASSETS	June 30, 2004	Dec. 31, 2003

Current Assets
     Cash and cash equivalents
     Accounts receivable, less reserve of $764 at 6-30-2004,
           and $952 at 12-31-2003, for doubtful accounts
     Income tax receivable
     Costs and estimated earnings in excess of billings
     Inventories --
           Raw materials and components
           Work-in-process
           Finished goods

     Prepayments
     Deferred taxes
                   Total Current Assets

Property, Plant & Equipment
     Less -- Accumulated depreciation
                   Net Property, Plant & Equipment
Other Assets
Deferred Taxes

	$ 855 16,976 1,499 1,085 $ 9,173 9,508 5,667 $ 24,348 829 3,266 $ 48,858 $ 71,678 51,626 $ 20,052 2,285 1,759 $ 72,954 ======	$ 2,887 17,129 -- 2,176 $ 8,982 6,035 2,282 $ 17,299 667 2,368 $ 42,526 $ 71,096 50,042 $ 21,054 2,322 1,753 $ 67,655 ======
LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
     Current maturities of long-term debt
     Accounts payable
     Accrued expenses
     Advance billings
     Billings in excess of costs and estimated earnings
                   Total Current Liabilities
Long-Term Pension Liabilities
Other Long-Term Liabilities
Contingencies
Shareholders' Investment:
     Common stock, par value $1 per share -- Authorized 20,000,000 shares -- Issued 1,369,475 shares at 6-30-2004 and 12-31-2003
     Preferred stock, par value $1 per share -- Authorized 1,000,000 shares -- No shares issued
     Paid-in surplus
     Retained earnings

     Less -- Treasury stock, 178,065 shares at 6-30-2004 and
                      175,704 shares at 12-31-2003, at cost
                 Deferred compensation
                 Accumulated other comprehensive loss

	$ 492 5,498 10,505 17,956 5,692 $ 40,143 8,275 830 $ 1,369 -- 5,154 25,491 $ 32,014 2,676 399 5,233 $ 23,706 $ 72,954 ======	$ 567 4,280 12,318 14,177 461 $ 31,803 5,612 992 $ 1,369 -- 5,154 31,019 $ 37,542 2,593 480 5,221 $ 29,248 $ 67,655 ======

The accompanying notes are an integral part of these consolidated condensed balance sheets.

-- 3 --

END OF PAGE 3

PAUL MUELLER COMPANY AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Dollars in Thousands Except Per Share Amounts) (Unaudited)

Three Months Ended June 30,		Six Months Ended June 30,
2004	2003	2004	2003

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

Provision (Benefit) for Income Taxes

              Income (Loss) before Equity in
                     Income (Loss) of Joint Venture

Equity in Income (Loss) of Joint Venture

              Net Income (Loss)

Earnings (Loss) per Common Share --
       Basic
       Diluted

$ 25,390 23,218 $ 2,172 4,922 $ (2,750) $ 17 (6) 66 $ 77 $ (2,673) (969) $ (1,704) (21) $ (1,725) ====== $(1.48) $(1.48)	$ 29,961 23,392 $ 6,569 5,015 $ 1,554 $ 9 (17) 47 $ 39 $ 1,593 599 $ 994 (10) $ 984 ====== $ 0.84 $ 0.83	$ 43,701 40,065 $ 3,636 10,261 $ (6,625) $ 55 (13) 124 $ 166 $ (6,459) (2,394) $ (4,065) (31) $ (4,096) ====== $(3.50) $(3.50)	$ 57,540 44,997 $ 12,543 10,023 $ 2,520 $ 18 (36) 240 $ 222 $ 2,742 1,038 $ 1,704 (2) $ 1,702 ====== $ 1.46 $ 1.45

The accompanying notes are an integral part of these consolidated condensed statements.

-- 4 --

END OF PAGE 4

PAUL MUELLER COMPANY AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Dollars in Thousands) (Unaudited)

Six Months Ended June 30,
2004	2003

Cash Flows from Operating Activities:
     Net income (loss)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Equity in loss of joint venture
          Bad debt (recovery) expense
          Depreciation and amortization
          Loss (gain) on sales of equipment
          Changes in assets and liabilities --
               Decrease in accounts receivable
               (Increase) in income tax receivable
               Decrease in costs and estimated earnings in excess of billings
               (Increase) in inventories
               (Increase) in prepayments
               (Increase) in other assets
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
     Treasury stock acquisition
                    Net Cash (Required) by Financing Activities

Net (Decrease) in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Period

                    Cash and Cash Equivalents at End of Period

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for --
          Income taxes
          Interest

$  (4,096)

31
(53)
1,772
--

206
(1,499)
1,091
(7,049)
(1,060)
(13)
1,218
(1,813)
3,779
5,231
      2,635
$       380

$     (688)
            --
$     (688)

$    2,179
(2,179)
(209)
(1,432)
         (83)
$  (1,724)

$  (2,032)
      2,887

$       855
======

$       146
$         18

$ 1,702 2 174 1,928 (2) 985 -- 465 (8,464) (245) (10) 754 543 3,111 592 535 $ 2,070 $ (1,863) 10 $ (1,853) $ 1,067 -- (209) (1,427) -- $ (569) $ (352) 702 $ 350 ====== $ 1,479 $ 30

The accompanying notes are an integral part of these consolidated condensed statements.

-- 5 --

END OF PAGE 5

PAUL MUELLER COMPANY AND SUBSIDIARIES NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS JUNE 30, 2004 AND 2003, AND DECEMBER 31, 2003 (Unaudited)
1.

The consolidated condensed financial statements include the accounts of Paul Mueller Company (Company) and its wholly owned subsidiaries, Mueller Transportation, Inc., and Mueller Field Operations, Inc. (Companies). A summary of the significant accounting policies is included in Note 1 to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

Certain reclassifications of 2003 amounts have been made to conform to the 2004 financial statement presentation.

2.

Revenue from sales of fabricated products is recognized upon passage of title to the customer. Passage of title may occur at the time of shipment from the Company's dock, at the time of delivery to the customer's location, or when projects are completed at the customer's location and accepted by the customer. For large multi-unit projects that are fabricated in the plant, revenue is recognized under the units-of-delivery method, which is a modification of the percentage-of-completion method of accounting for contracts. The units-of-delivery method recognizes as revenue the contract price of units completed and shipped or delivered to the customer (as determined by the contract) or completed and accepted by the customer at their location. The applicable manufacturing cost of each unit is identified and charged to cost of sales as revenue is recognized.

Revenues from long-term contracts that involve only a few deliverables and that meet the requirements of Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," are recognized using the percentage-of-completion method of accounting. For plant-fabricated projects, percentage of completion is determined by comparing total manufacturing hours incurred to date for each project to estimated total manufacturing hours to complete each project. For field-fabricated projects, percentage of completion is determined by comparing costs incurred to date for each contract to the estimated total costs for each contract at completion. Estimates of total manufacturing hours and total contract costs for relevant contracts are reviewed continually and, if necessary, updated to properly state the estimates. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Costs and estimated earnings in excess of billings on uncompleted contracts arise when costs have been incurred and revenues have been recorded, but the amounts are not yet billable under the terms of the contracts. Such amounts are recoverable from customers upon various measures of performance, including achievement of certain milestones, completion of specified units, or completion of the contract. Billings in excess of costs and estimated earnings on uncompleted contracts arise as a result of advance and progress billings on contracts.

Costs and estimated earnings on uncompleted contracts and related amounts billed as of June 30, 2004, and December 31, 2003, were as follows:

	June 30, 2004	December 31, 2003
Costs incurred on uncompleted contracts Estimated earnings Less -- Billings to date	$ 15,279,755 6,554,227 $ 21,833,982 26,441,170 $ (4,607,188) ==========	$ 22,780,194 8,495,099 $ 31,275,293 29,560,128 $ 1,715,165 ==========

-- 6 --

END OF PAGE 6

Amounts included in the accompanying Consolidated Condensed Balance Sheets at June 30, 2004, and December 31, 2003, under the following captions were:

	June 30, 2004	December 31, 2003
Costs and estimated earnings in excess of billings on uncompleted contracts Billings in excess of costs and estimated earnings on uncompleted contracts	$ 1,084,916 (5,692,104) $ (4,607,188) ==========	$ 2,176,135 (460,970) $ 1,715,165 ==========

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

Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time, interim LIFO determinations, including those at June 30, 2004, must necessarily be based on management's estimate of expected year-end inventory levels and costs. Since estimates of future inventory levels and prices are subject to many factors beyond the control of management, interim financial results are subject to final year-end LIFO inventory amounts. Accordingly, LIFO inventory components reported for the period ended June 30, 2004, are estimates based on management's knowledge of the Company's production cycle, the costs associated with this cycle, and the sales and purchasing volume of the Company.

4.	The following table sets forth the computation of basic and diluted earnings (loss) per common share:
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income (loss)

Shares for basic earnings per common share --
   Weighted average shares outstanding
Dilutive effect of restricted stock and
   stock options granted
Shares for diluted earnings per common share --
   Adjusted weighted average shares outstanding

Earnings (loss) per common share --
    Basic
    Diluted

	$(1,725,715) ========= 1,169,759 -- 1,169,759 ========= $(1.48) $(1.48)	$ 983,987 ========= 1,168,021 10,656 1,178,677 ========= $ 0.84 $ 0.83	$(4,096,220) ========= 1,168,890 -- 1,168,890 ========= $(3.50) $(3.50)	$ 1,702,310 ========= 1,168,021 8,912 1,176,933 ========= $ 1.46 $ 1.45
5.

As of June 30, 2004, the Company had stock-based compensation plans for employees and nonemployee directors. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based compensation cost has been reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grants.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee and nonemployee director compensation.

-- 7 --

END OF PAGE 7

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income (loss), as reported
Less: Stock-based compensation expense
          determined under fair-value-based
          method for all awards, net of related tax
Pro forma net income (loss)

Earnings (loss) per common share --
     Basic -- as reported
     Basic -- pro forma

     Diluted -- as reported
     Diluted -- pro forma

	$(1,725,715) 17,822 $(1,743,537) ======== $(1.48) $(1.49) $(1.48) $(1.49)	$ 983,987 16,614 $ 967,373 ======== $ 0.84 $ 0.83 $ 0.83 $ 0.82	$(4,096,220) 35,645 $(4,131,865) ======== $(3.50) $(3.53) $(3.50) $(3.53)	$ 1,702,310 30,810 $ 1,671,500 ======== $ 1.46 $ 1.43 $ 1.45 $ 1.42
6.

The Company has four reportable segments: Industrial Equipment, Dairy Farm Equipment, Field Fabrication, and Transportation. The Transportation segment has been set out separately (Transportation activities were previously included in Other/Corporate); and the second quarter of 2003 has been restated to be consistent with this presentation. Net sales include revenues from sales to unaffiliated and affiliated customers before elimination of intersegment sales. Intersegment eliminations are primarily sales from the Industrial Equipment and the Transportation segments to the Field Fabrication segment. The "Other/Corporate" classification includes other revenues and expenses and corporate other income (expense).

Net sales and profitability for each segment for the three months and six months ended June 30, 2004 and 2003, were as follows (000's omitted):

	Dairy Farm Equipment	Industrial Equipment	Field Fabrication	Transpor- tation	Other/ Corporate	Intersegment Eliminations	Consolidated
Three Months Ended 6-30-04
Net sales Income (loss) be- fore income tax	$ 4,758 $ 629	$ 19,202 $ (3,110)	$ 632 $ (406)	$ 863 $ 73	$ 188 $ 141	$ (253) $ --	$ 25,390 $ (2,673)
Three Months Ended 6-30-03
Net sales Income (loss) be- fore income tax	$ 3,884 $ 317	$ 22,850 $ 963	$ 2,872 $ 187	$ 704 $ 30	$ 103 $ 96	$ (452) $ --	$ 29,961 $ 1,593
Six Months Ended 6-30-04
Net sales Income (loss) be- fore income tax	$ 7,803 $ 503	$ 32,863 $ (6,604)	$ 1,746 $ (661)	$ 1502 $ 9	$ 287 $ 294	$ (500) $ --	$ 43,701 $ (6,459)
Six Months Ended 6-30-03
Net sales Income (loss) be- fore income tax	$ 6,717 $ 315	$ 44,550 $ 1,726	$ 5,937 $ 401	$ 1350 $ (8)	$ 231 $ 308	$(1,245) $ --	$ 57,540 $ 2,742

7.

The Company reports comprehensive income (loss) and its components in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income and its components, net of tax, are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss) Foreign currency translation adjustment, net of tax Total comprehensive income (loss)	$(1,725,715) (14,004) $(1,739,719) =========	$ 983,987 15,402 $ 999,389 ========	$(4,096,220) (11,305) $(4,107,525) =========	$ 1,702,310 (3,954) $ 1,698,356 ========

-- 8 --

END OF PAGE 8

8.

The Company has a Profit Sharing and Retirement Savings Plan [401(k) plan] in which substantially all employees are eligible to participate. The plan provides for a match of employees' contributions up to a specified limit. The plan also has a profit-sharing feature whereby an additional match is made if net income reaches predetermined levels established annually by the Board of Directors. The assets of the plan are deposited with a trustee and are invested at the employee's option in one or more investment funds. Company contributions to the plan for the six months ended June 30, 2004 and 2003, were $170,500 and $189,200, respectively.

The Company has pension plans covering substantially all employees. Benefits under the plans are based on either final average pay or a flat benefit formula.

The following table sets forth the components of net periodic pension cost:

		Six Months Ended June 30,
		2004	2003

Components of net periodic pension cost --
       Service cost
       Interest cost
       Expected return on plan assets
       Amortization of transitional (asset)
       Amortization of prior service cost
       Recognized net actuarial (gain)/loss
       Net periodic pension cost

		$ 948,095 1,638,319 (1,613,412) -- 107,151 357,135 $ 1,437,288 =========	$ 782,312 1,561,755 (1,471,586) -- 108,495 187,998 $ 1,168,974 =========

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to make pension contributions of $4,315,500 for 2004. However, due to the funding relief provision of the Pension Funding Equity Act of 2004, the expected pension contributions will total $2,981,000 for 2004. Payments of $942,800 were made during the first six months of 2004.

9.

The Company has a $5,000,000 bank borrowing facility that expires on May 31, 2005. Borrowings under the facility incur interest at the LIBOR Daily Floating Rate plus 1.75%. There were no outstanding borrowings under the facility at June 30, 2004.

The Company also has a $5,000,000 standby letter-of-credit facility. There were standby letters of credit totaling $4,474,960 issued under the facility as of June 30, 2004, with $4,445,000 expiring within one year.

In addition, the Company has a long-term note outstanding as of June 30, 2004, in the principal amount of $521,250. The note is repayable in quarterly installments with the final payment due August 2, 2005, and with a variable interest rate of the LIBOR Daily Floating Rate plus 1.75%. The note is secured by equipment with a cost of $1,563,000.

10.

The Company provides warranty reserves for product defects as they become known, as a significant portion of the Company's sales are custom-fabricated products built to customer specifications. Warranty claims tend to occur shortly after delivery of a project; and a provision for estimated warranty expense is made at the time of notification by the customer of a defect in material or workmanship. Service department personnel handle all notifications from customers concerning warranty claims, prepare an estimate of the cost to repair or replace the defective item, and establish a reserve for each specific claim. Warranty claim reserves are reviewed monthly; and reserves are adjusted to properly reflect the remaining estimated costs to complete the repair or replacement.

The following is a reconciliation of changes in the warranty reserve:

		Six Months Ended June 30,
		2004	2003
	Beginning balance -- December 31 Costs incurred to satisfy warranty claims Aggregate warranty reserves made Aggregate changes to warranty reserves Ending balance -- June 30	$ 1,326,838 (902,308) 362,563 74,049 $ 861,142 =========	$ 894,523 (587,152) 349,829 125,710 $ 782,910 =========

-- 9 --

END OF PAGE 9

11.

The Company and its subsidiaries are involved in legal proceedings incident to the conduct of their business. It is management's opinion that none of these matters will have a material adverse effect on the consolidated financial position, results of operations, or cash flows.

12.

As of June 30, 2004, approximately $6,500,000 of net deferred tax assets were recorded on the Company's consolidated balance sheet, of which $1,499,000 is the tax benefit of a net operating loss that can be carried back to prior years. While the Company believes it is more likely than not that it will be able to generate future taxable income sufficient to realize the remaining $5,000,000 of net deferred tax assets, it is possible that these net deferred tax assets will not be realized in the future. Realization of net deferred tax assets is dependent upon generating about $13,500,000 of taxable income in the future. If, in the future, management determines it is more likely than not that the full value of the net deferred tax assets of $5,000,000 will not be realized, it will establish a valuation reserve for the reduction of the expected value of the assets. As of June 30, 2004, no valuation reserve had been established.

-- 10 --

END OF PAGE 10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATION

PAUL MUELLER COMPANY AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATING RESULTS AND FINANCIAL CONDITION

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

OVERVIEW

The Company is a manufacturer of high-quality stainless steel tanks and vessels and process systems and equipment. The Company's products are used on dairy farms and in a wide variety of industrial applications, including food, dairy, and beverage processing; pharmaceutical, biotechnological, and chemical processing; water distillation; heat transfer; HVAC; commercial refrigeration; heat recovery; process cooling; and thermal-energy storage. The Company has two manufacturing facilities located in Springfield, Missouri, and Osceola, Iowa, which occupy 730,000 square feet and 215,000 square feet, respectively.

The Company has four reportable segments: Industrial Equipment, Dairy Farm Equipment, Field Fabrication, and Transportation. The Industrial Equipment segment produces custom designed and built processing equipment, biopharmaceutical equipment, heat transfer equipment, thermal products, and commercial refrigeration products. The Dairy Farm Equipment segment produces milk-cooling and storage equipment and accessories for use by dairy farmers. The Field Fabrication segment provides very large, field-fabricated tanks and vessels and systems that cannot be built and shipped from the factory. The Transportation segment is a trucking operation that provides delivery of products to customers and the backhaul of materials and components. The Company's reportable segments are managed separately because they offer different products and serve different markets.

The largest segment is Industrial Equipment, and it is located in the Springfield, Missouri, facility. This segment's product lines include processing equipment, biopharm systems, heat transfer products, commercial refrigeration products, and thermal storage equipment. The profitability of the Industrial Equipment segment historically has been lower than the Dairy Farm Equipment segment (the other main segment), as the Industrial Equipment segment is more resource-intensive and the markets served are extremely competitive. Projects are generally engineered to order and require much greater support from the sales, engineering, and manufacturing areas, as well as a high degree of skill to fabricate. Also, the risks of manufacturing are greater because the products are custom designed and built; and the chance of misinterpretation, error, and mistakes is much greater than with standard products. Ordinarily, Industrial Equipment projects are bid among several suppliers, which tends to make pricing very competitive.

The Company's Springfield, Missouri, facility for the Industrial Equipment segment is particularly well suited to large projects. The Company has the engineering capability and the manufacturing facilities to efficiently execute large projects. However, due to a long sales cycle, these large projects tend to be acquired on a periodic rather than on a consistent basis. This factor leads to significant swings in the level of sales and profitability between years for the Industrial Equipment segment.

During the past few years, the biopharm systems product line sales personnel have been successful in securing large bioreactor and modular projects that involve the fabrication and factory testing of complete process systems comprised of vessels, interconnected piping, instrumentation, and controls. These projects are well suited to the Company's engineering and fabrication capabilities and its facilities.

Sales organizations for each product line within the Industrial Equipment segment sell directly to end users or to large engineering firms who are acting on behalf of their clients.

-- 11 --

END OF PAGE 11

Competition is particularly intense for the processing equipment product line as there are numerous competitors, all of which are smaller than the Company. The Company's strategy is to provide comprehensive capabilities to serve its customers in the markets in which the Company competes. The capabilities include extensive engineering and design, shop fabrication of equipment and systems, on-site fabrication of equipment and systems, field installation of piping and other equipment, start-up, and commissioning. In addition, there is the capability within the Field Fabrication segment to act as a general contractor to erect buildings and related facilities to house equipment and tanks that are shop- or field-fabricated; and the Company's Transportation segment can handle transportation of the shop-fabricated tanks, equipment, and components. The Company has the capability of working with the customer from conceptual design through the startup phase of a project. This combination of available services provides a one-stop solution for the customer and offers a competitive advantage for certain projects.

For the Industrial Equipment segment, revenue from sales of fabricated products is recognized upon passage of title to the customer. Passage of title may occur at the time of shipment from the Company's plant, at the time of delivery to the customer, or when projects are completed in the field and accepted by the customer. For large, multi-unit projects that are fabricated in the plant, revenue is recognized under the units-of-delivery method, which is a modification of the percentage-of-completion method of accounting for contracts. The units-of-delivery method recognizes as revenue the contract price of the units completed and shipped or delivered to the customer (as determined by the contract). Revenues from long-term contracts that involve only a few deliverables are recognized on the percentage-of-completion method of accounting. For plant-fabricated projects, percentage of completion is determined by comparing total manufacturing hours incurred to date for each project to estimated total manufacturing hours required for each project.

A portion of the Springfield plant employees are covered by a union contract with Sheet Metal Workers International -- Local 208. A new three-year contract was signed effective April 17, 2004.

Dairy Farm Equipment is the second largest segment in terms of sales and its products are manufactured at the Company's Osceola, Iowa, facility. Dairy Farm Equipment is sold domestically and internationally to about 270 independent dealers for resale to dairy farmers. A significant portion of the dealers are located in the continental United States. Dairy Farm Equipment segment sales are most directly affected by milk prices paid to farmers, the cost of feed, and the level of milk production. Revenue for the Dairy Farm Equipment segment is recognized at the time title to the equipment is transferred, which generally occurs upon shipment from the plant.

In the domestic Dairy Farm Equipment market, the number of dairy farms continues to decline as high-cost-production dairies are being eliminated. Over the past several years, advances in dairy farming techniques have created an excess of milk production in the United States, with low milk prices and relatively flat milk consumption; and it continues to drive many smaller dairy farms out of business. This process leaves fewer, though larger, dairy farm operations that will require larger milk-cooling and storage capacity. The Company is well positioned to meet the milk-cooling and storage capacity requirements of this change in the marketplace; and any impact on revenues and profitability will depend on the rate at which farm consolidation continues.

As the size of the domestic market for Dairy Farm Equipment continues to decline, competition will increase among the equipment suppliers. The three major competitors of the Company in the Dairy Farm Equipment market are full-line suppliers, whereas the Company's offering is limited to milk-cooling and storage equipment. The Company shares dealers with its competitors, and those dealers will be encouraged by the competitors to sell their product lines exclusively, to the exclusion of the Company's products. This is more often the case on projects involving a complete new dairy where the competitors are able to offer a total package and greater pricing flexibility. However, in spite of the pressure of reduced sales, the Company has been able to maintain a significant market share and is well positioned for the trend toward larger dairy operations.

The Field Fabrication segment was established in 1998, when Mueller Field Operations, Inc., was incorporated as a wholly owned subsidiary; and it expanded the Company's product offering by providing the capability to completely fabricate and assemble large stainless steel tanks in the field. This segment also offers a turnkey solution to the customer that includes not only building erection and equipment installation, but also on-site fabrication and installation of piping, other equipment startup, and commissioning, and the capability to modify and/or repair existing equipment operating at a customer's facility. The Field Fabrication segment purchases components from the Industrial Equipment segment, and those sales are eliminated in the preparation of the Consolidated Condensed Financial Statements. Revenue for the Field Fabrication segment is recognized on the percentage-of-completion method of accounting. Generally, projects are competitively bid among a few competitors.

-- 12 --

END OF PAGE 12

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

The Industrial Equipment and Field Fabrication segments provide capital equipment to industrial customers; and consequently, the level of sales for each segment is directly affected by the growth in the general economy, capital expenditure levels, capacity utilization in the industries served, and interest rates.

Management evaluates performance of each of the segments based on profit and loss from operations before income taxes. Accounting policies for the segments are the same as those described in the Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

OPERATING RESULTS

The Company incurred losses of $1,725,000 and $4,096,000 for the three months and six months ended June 30, 2004, respectively. The losses recorded were the result of lower sales, coupled with lower profit margins.

Sales for 2004 were adversely affected, as the year began with a backlog that was 29% lower than at the beginning backlog for 2003. Additionally, market conditions (particularly for the Industrial Equipment segment) remain very sluggish, as capital expenditures continue to be relatively flat for the markets that we serve. The market conditions have contributed to a low rate of capacity utilization for the fabricated metal products industry, as capacity utilization remains below historical levels. The low capacity utilization has contributed to aggressive pricing for the projects that are available, which has put added pressure on profit margins. Additionally, stainless steel prices have continued to increase during 2004, as base prices and surcharges have maintained an upward trend. With the significantly higher stainless steel prices, coupled with extremely competitive conditions, there is a lack of pricing power and profit margins have suffered. The higher stainless steel prices have also necessitated larger increases to the LIFO reserve during 2004 as compared to 2003, further reducing profit margins.

Sales -- Consolidated results for the three months and six months ended June 30, 2004 and 2003, were:

Three Months Ended June 30,		Six Months Ended June 30,
2004	2003	2004	2003

Net Sales
Cost of Sales
              Gross Profit
Selling, General, and Administrative Expenses
              Operating Income (Loss)
Other Income (Expense) --
       Interest income
       Interest expense
       Other, net

              Income (Loss) before Income Taxes
Provision (Benefit) for Income Taxes
              Income (Loss) before Equity in
                     Income (Loss) of Joint Venture
Equity in Income (Loss) of Joint Venture
              Net Income (Loss)

$ 25,390 23,218 $ 2,172 4,922 $ (2,750) $ 17 (6) 66 $ 77 $ (2,673) (969) $ (1,704) (21) $ (1,725) ======	$ 29,961 23,392 $ 6,569 5,015 $ 1,554 $ 9 (17) 47 $ 39 $ 1,593 599 $ 994 (10) $ 984 ======	$ 43,701 40,065 $ 3,636 10,261 $ (6,625) $ 55 (13) 124 $ 166 $ (6,459) (2,394) $ (4,065) (31) $ (4,096) ======	$ 57,540 44,997 $ 12,543 10,023 $ 2,520 $ 18 (36) 240 $ 222 $ 2,742 1,038 $ 1,704 (2) $ 1,702 ======

-- 13 --

END OF PAGE 13

The change in performance between the second quarter of 2004 and the second quarter of 2003 was the result of a 15% decline in sales, coupled with lower profit margins. The Industrial Equipment and Field Fabrication segments experienced reductions in sales when comparing second quarter results for 2004 and 2003. Industrial Equipment segment sales declined by $3,648,000, and the reduction in sales was directly related to a significant change in the Industrial Equipment segment backlog, which was $14,479,000 (or 27%) less at March 31, 2004, compared to March 31, 2003. Also, within the Industrial Equipment segment, the backlog for biopharm systems was $16,157,000 less at March 31, 2004, compared to March 31, 2003. The lower sales of $2,240,000 recorded in the Field Fabrication segment was directly related to a 55% lower backlog at March 31, 2004, compared to March 31, 2003.

The gross profit rate for the second quarter of 2004 was 8.6% compared to a gross profit rate of 21.9% for the second quarter of 2003. There were several factors that contributed to the decline in the gross profit rate. A significant reason for this reduction in the gross profit rate was the $4,571,000 decline in sales volume when comparing comparable quarters for 2004 to 2003. Additionally, the gross margin rate (which is a measure of the variable profit margin) was lower for the second quarter of 2004 compared to the second quarter of 2003. This was due to a change in the mix of sales for the second quarter of 2004 compared to the second quarter of 2003. Biopharm systems sales were 34% lower during the second quarter of 2004 versus the second quarter of 2003 due primarily to a decline in large modular project sales. During the second quarter of 2003, there were four large modular projects in fabrication in the Springfield, Missouri, facility. During the second quarter of 2004, there was virtually no activity related to modular projects. The lack of large factory-fabricated modular projects during the second quarter of 2004 adversely affected the overall gross margin rate for the Industrial Equipment segment. Additionally, for the past few years, the market has remained extremely competitive for Industrial Equipment segment products (particularly processing equipment), which has contributed to a lack of pricing power and lower gross margins for projects that have been secured. The gross margin also was adversely affected during 2004 due to cost overruns on some very complicated and complex projects, which was an unusual occurrence. Also, as a result of the increasing stainless steel prices, the gross profit rate for the second quarter of 2004 was adversely affected by an increase in the LIFO reserve. The effect of the increase to the LIFO reserve was to reduce the gross profit by $511,000 when comparing the second quarter of 2004 to the second quarter of 2003. With the lower sales volume for the second quarter of 2004 versus the second quarter of 2003, the reduction in gross profit was exacerbated by manufacturing overhead costs, which did not vary proportionately with reductions in volume.

Selling, general, and administrative expenses were less during the second quarter of 2004 versus the first quarter of 2004 and during the second quarter of 2003; and this reflects, to some extent, the effect of the cost reduction measures taken during April 2004.

Other income (expense) was $38,000 higher for the second quarter of 2004 versus the second quarter of 2003 due to an improvement in interest income and miscellaneous income items.

The effective tax rate for the second quarter of 2004 varied from the statutory rate (34%) due to tax credits, the effect of state income taxes, and nondeductible meals and entertainment expenses. The effective tax rate for the three months ended June 30, 2003, varied from the statutory rate (34%) due to the effects of state income taxes and nondeductible meals and entertainment expenses.

Our share of the 50%-owned joint venture results for the second quarter of 2004 was a loss of $21,000 compared to a loss of $10,000 for the second quarter of 2003. The reduced performance was the result of lower sales and lower gross profit margins for 2004 compared to 2003.

The variance in year-to-date results at June 30, 2004, versus June 30, 2003, was primarily due to a $13,839,000 (or 24%) decline in sales, coupled with lower profit margins. The most significant sales reduction occurred in the Industrial Equipment segment, as sales were lower by $11,687,000, which represented approximately 84% of the total sales decline. The lower backlog at the beginning of 2004 compared to the beginning of 2003 was a major contributor to the reduction in sales. The most significant change was in the Industrial Equipment segment, where the backlog (exclusive of shop work for the Field Fabrication segment) was $11,313,000 less at the beginning of 2004 compared to the start of 2003. Additionally, within the Industrial Equipment segment, the backlog for biopharm systems was $13,663,000 less at the beginning of 2004 compared to the beginning of 2003. The Field Fabrication segment sales decline of $4,191,000 was due to the backlog at the beginning of 2004, which was 77% less than at the beginning of 2003.

-- 14 --

END OF PAGE 14

The gross profit rate for the first six months of 2004 was 8.3% compared to a gross profit rate of 21.8% for the first six months of 2003. A significant reason for this reduction in the gross profit rate was the $13,839,000 reduction in sales volume when comparing comparable periods for 2004 to 2003. The gross margin rate (which is a measure of variable profit margin) was also lower for the first six months of 2004 compared to the first six months of 2003. This is primarily the result of a change in the mix of sales for the first six months of 2004 compared to the first six months of 2003. Biopharm systems sales were 47% lower during the first six months of 2004 compared to the first six months of 2003, with virtually all the variance due to a decline in large modular project sales. During the first half of 2003, there were four large modular projects in fabrication in the Springfield, Missouri, facility. During the first half of 2004, we were completing the field installation of two large modular projects, plus completing a smaller modular project, all of which represented substantially less sales volume. The lack of large factory-fabricated modular projects adversely affected the overall gross margin rate for the Industrial Equipment segment. The markets served by the Industrial Equipment segment have remained extremely competitive over the past few years, which has contributed to a lack of pricing power and lower gross margins, particularly for processing equipment projects that have been secured. The gross margin for 2004 was adversely affected by cost overruns on some complicated and complex projects mentioned above. The gross profit rate for the first half of 2004 was also adversely affected by an increase to the LIFO reserve due to higher stainless steel prices. The effect of the increase in the LIFO reserve was to reduce gross profit by $678,000 when comparing the first half of 2004 to the first half of 2003.

Selling, general, and administrative expenses were $238,000 higher for the first six months of 2004 compared to the first six months of 2003. Expenses were higher for personnel and fringe benefits and commissions for manufacturer's representatives.

Other income (expense) was $56,000 less for the first six months of 2004 versus the first six months of 2003. Interest income was higher by $37,000 primarily as a result of collection of interest on past due accounts receivable. The variance in Other, net, occurred as royalty income and miscellaneous income items were less during 2004 compared to 2003.

The effective tax rate for the first six months of 2004 varied from the statutory rate (34%) due to tax credits, the effect of state income taxes, and nondeductible meals and entertainment expenses. For the six months ended June 30, 2003, the effective tax rate varied from the statutory rate due to the effect of state income taxes and nondeductible meals and entertainment expenses.

Our share of the 50%-owned joint venture results for the first half of 2004 was a loss of $31,000 compared to a loss of $2,000 for the first half of 2003. The results were adversely affected by lower sales and lower gross profit margins for 2004 versus 2003.

Outlook -- The price of stainless steel has continued to increase since the beginning of 2004 as a result of increases in the base price and the surcharges. Surcharges, which are assessed at the time of shipment from the vendor, have been implemented due to the increase in and the volatility of the market prices of nickel, chromium, and molybdenum (materials used in the production of stainless steel). Additionally, the price of carbon steel has risen dramatically, and this could also have an adverse effect on the cost of manufacturing. The effect of higher prices for stainless steel and carbon steel may delay the placement of orders by customers or reduce profitability for orders obtained if the increases cannot be passed along in the form of higher prices to customers. The outlook is for further increases in the surcharges in coming months. The higher stainless steel and carbon steel prices anticipated for the balance of the year may require additional increases to the LIFO reserve, which would have the effect of reducing profitability.

-- 15 --

END OF PAGE 15

The Company's consolidated order entry for the first six months of 2004 was $3,265,000 higher than the consolidated order entry for the comparable period of 2003. The Field Fabrication segment order entry was $13,786,000 higher due to the acquisition of some significant projects. Dairy Farm Equipment order entry improved by $3,155,000 for the first six months of 2004 compared to the first six months of 2003, as the average price for milk paid to dairy farmers was 67% higher for the first six months of 2004 compared to the first six months of 2003. However, order entry for the Industrial Equipment segment for the first six months of 2004 was $13,676,000 less than order entry for the first six months of 2003. Market conditions, particularly for the Industrial Equipment segment, remain very sluggish; and there have not been strong indications of an increase in business capital expenditures in the markets that we serve. These factors are consistent with the low rate of capacity utilization for the fabricated metal products industry, which was 68.6% for the first quarter of 2004 or 8.3% less than the average rate for the 32-year period ended December 31, 2003, based on Federal Reserve Board data. With low capacity utilization continuing among fabricators, pricing will be extremely competitive for the projects that are available within the Industrial Equipment segment.

As a result of the performance of the first quarter of 2004 when a loss of $2,371,000 was incurred, management undertook measures in April 2004 to reduce certain operating expenses (including laying off approximately 120 employees) to restructure the operation in view of the anticipated sales volume. In spite of the measures taken, we expect the balance of 2004 to be challenging due to the potential for higher stainless steel prices, the very competitive conditions for the Industrial Equipment segment, and the lack of large module projects in backlog.

In general, the Company's business is not subject to seasonal variation in the demand for its products. However, because orders for certain products can be very large in terms of sales dollars, a small number of large orders can have a significant impact on the Company's sales in any one particular quarter. As a result, a relatively small reduction or delay in the number of orders shipped or delivered can have a material effect on the Company's sales rate in a particular quarter. Gross margins may vary from quarter to quarter due to variations in the profitability of large orders, as well as the mix of the various products manufactured or fabricated by the Company. Accordingly, the results of operations for the Company for any one particular quarter are not necessarily indicative of the results that may be expected for any subsequent quarter of the calendar year.

Backlog -- Backlog represents the contract value of projects acquired by the Company that have not been recognized as sales revenue because the projects are in various stages of engineering or fabrication. The level of backlog is an important metric because it is a measure of sales revenues yet to be recognized by the Company. Lead times on projects can vary from a few weeks to over a year, depending on the size and complexity of the project. Backlog is reviewed at each quarter end to insure that projects included in the reported backlog are still valid and have not been cancelled or put on indefinite hold by the customer.

Consolidated sales backlog totaled $56,664,000 at June 30, 2004, compared to $54,527,000 at June 30, 2003. The backlog for the Industrial Equipment segment (exclusive of shop work for the Field Fabrication segment) was $37,499,000 and $51,348,000 at June 30, 2004 and 2003, respectively. The backlog for the Dairy Farm Equipment segment was $4,392,000 and $2,190,000 at June 30, 2004 and 2003, respectively. The Field Fabrication segment backlog was $14,773,000 at June 30, 2004, versus $989,000 at June 30, 2003. The reduction in the Industrial Equipment segment backlog between June 30, 2004 and 2003, was almost exclusively related to the biopharm product line, which consists of pure-water/pure-steam generating equipment, pharmaceutical tanks and vessels, modular systems, and bioreactors for the pharmaceutical and biotechnology industries. All of the June 30, 2004, consolidated backlog is expected to be recognized as sales during the next twelve months.

The level of backlog at any particular point in time is not necessarily indicative of the future operating performance of the Company in the following quarter due to the extensive engineering time and the long manufacturing or fabrication cycles that are required for certain projects. Orders in backlog can be subject to delays during the fabrication process due to the complex nature of many projects. Also, orders in backlog are subject to delays in completion and/or shipment dates requested by customers. The Company may be unable to recognize sales for orders in backlog when initially scheduled due to delays and contingencies, and this could have a significant impact on the level of sales and results for a particular quarter.

FINANCIAL CONDITION

Liquidity -- Capital Resources -- Cash provided by operations was $2,070,000 for the first six months of 2003 compared to $380,000 for the first six months of 2004. The primary reason for the reduced cash flow for the first six months of 2004 was the net loss of $4,096,000. The cash flow for the first six months of 2003 was favorably affected by net income of $1,702,000 and an increase in Advance Billings.

-- 16 --

END OF PAGE 16

The Company's primary ongoing cash requirements will be for operating needs, capital expenditures, and dividends. The Company's primary source of liquidity is internally generated cash flow. The Company also maintains a $5,000,000 bank borrowing facility to cover short-term working capital needs when the level of production activity is particularly high. The Company expects that the ongoing requirements for operating expenses, capital expenditures, and dividends will be funded from these sources. A policy of requiring down payments and/or progress payments on large projects also provides a favorable effect on cash flow. These payments are included in Advance Billings on the Consolidated Condensed Balance Sheets and will be included in sales as the projects are completed and revenue is recognized. A pension payment of $1,939,000 is due in September 2004 and is included in Accrued Expenses on the Consolidated Condensed Balance Sheet. The Company also has an Income Tax Receivable of $1,499,000 that is the tax benefit of an operating loss that can be carried back to prior years. A significant economic downturn or a reduction in the number of large contracts could lead to a contraction of the business, which would have an adverse effect on liquidity. In view of the performance for the first quarter of 2004 and the lower backlog level at March 31, 2004, the Company implemented certain cost reduction measures, including laying off approximately 120 employees and reducing certain operating expenses in April of 2004.

The level of capital expenditures planned for 2004 is projected to be $1,500,000, which is lower than in prior years and is due to the reduced workload level as reflected by the lower backlog at December 31, 2003. Anticipated expenditures are primarily for critical equipment to enhance capabilities, maintain quality, and improve efficiency. Depending on the level of order entry and operating needs, it may be necessary to request authorization from the Board of Directors to increase the level of expenditures.

The Company has a $5,000,000 bank borrowing facility that expires May 31, 2005. As of June 30, 2004, there were no borrowings under the facility. Management believes the bank borrowing facility can be increased, if necessary, to provide additional liquidity. The Company also has a $5,000,000 standby letter-of-credit facility; and as of June 30, 2004, there were standby letters of credit totaling $4,474,960 issued under the facility and all but $29,960 will expire within one year.

Market risks relating to the Company's operations result primarily from changes in stainless steel prices and changes in foreign exchange rates. The risk of significant changes in stainless steel pricing for large projects that extend over several months is managed by contracting for the stainless steel at the time the project is obtained. The Company periodically enters into foreign-exchange forward or spot contracts to hedge the exposure to foreign-currency-denominated purchase transactions. Foreign-currency-denominated purchases were approximately $204,000 and $233,000 for the six months ended June 30, 2004 and 2003, respectively. There were no foreign exchange forward contracts outstanding as of June 30, 2004 or 2003. There was no foreign currency held as of June 30, 2004, and there was approximately $114,000 of foreign currency held at June 30, 2003.

Contractual Cash Obligations and Other Commercial Commitments -- There have been no material changes to the Company's contractual cash obligations disclosed in its Annual Report on Form 10-K for the year ended December 31, 2003.

The following table contains disclosures concerning other commercial commitments outstanding as of June 30, 2004:

Amounts of Commitment Expiration per Period
Line of credit availability Standby letters of credit Standby repurchase obligations Performance bonds Total commercial commitments	Total Amounts Committed $ 5,000,000 4,474,960 -- 13,991,786 $23,466,746 =========	Less than 1 Year $ 5,000,000 4,445,000 -- 13,963,786 $23,408,786 =========	1 to 3 Years $ -- 29,960 -- 28,000 $ 57,960 =========	4 to 5 Years $ -- -- -- -- $ -- =========	After 5 Years $ -- -- -- -- $ -- =========

-- 17 --

END OF PAGE 17

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

Critical accounting policies are those that are most important to the presentation of the Company's financial condition and results of operations and require management's most difficult subjective and complex judgments and involved uncertainties. The Company's most critical accounting policies pertain to revenue recognition, pensions, insurance reserves, warranties, inventories, depreciation, and reserves for doubtful accounts. Each of these critical accounting policies and the application of the critical accounting policies and estimates were discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. There have been no significant changes in the application of critical accounting policies or estimates during the second quarter of 2004. Management must use informed judgments and best estimates to properly apply these critical accounting policies. Because of the uncertainty of these estimates, actual results could differ from the estimates used in applying the critical accounting policies. Management is not aware of any reasonably likely events or circumstances which results in different amounts being reported that would materially affect its financial condition or results of operations.

As of June 30, 2004, approximately $6,500,000 of net deferred tax assets were recorded on the Company's consolidated balance sheet, of which $1,499,000 is the tax benefit of a net operating loss that can be carried back to prior years. While the Company believes it is more likely than not that it will be able to generate future taxable income sufficient to realize the remaining $5,000,000 of net deferred tax assets, it is possible that these net deferred tax assets will not be realized in the future. Realization of net deferred tax assets is dependent upon generating about $13,500,000 of taxable income in the future. If, in the future, management determines it is more likely than not that the full value of the net deferred tax assets of $5,000,000 will not be realized, it will establish a valuation reserve for the reduction of the expected value of the assets. As of June 30, 2004, no valuation reserve had been established

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

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

-- 18 --

END OF PAGE 18

Actual future results may differ materially from those described in the forward-looking statements due to a variety of factors, including the fact that the economy generally, and the dairy farm equipment, industrial equipment, field-fabrication markets, and factors affecting the trucking industry specifically are all currently subject to uncertainty, making it difficult to determine if past experience is a good guide to the future. A downturn in the Company's business segments could adversely affect the Company's revenues and results of operations. Other factors affecting forward-looking statements, some of which are identified in the discussion relating to such forward-looking statements, include, but are not limited to, the following: specific economic conditions in the food, dairy, beverage, chemical, pharmaceutical, biotechnological, and other process industries, and the dairy farm equipment market and the impact of such conditions on the Company's customers in such markets; the cyclical nature of some of the Company's markets; milk prices, feed costs, weather conditions, dairy farm consolidation, and other factors affecting the profitability of dairy farmers; the price of stainless steel; the highly competitive nature of the markets for the Company's products, as well as pricing pressures that may result from such competitive conditions; business relationships with major customers and suppliers; the continued operation and viability of the Company's major customers; the Company's execution of internal performance plans; difficulties or delays in manufacturing; cost-reduction and productivity efforts; competing technologies and difficulties in entering new markets, both domestic and foreign; changes in product mix; future levels of indebtedness and capital spending; claims, including, without limitation, warranty claims, product liability claims, charges or dispute resolutions; ability of suppliers to provide materials as needed and the Company's ability to recover any price increases for materials and product pricing; the Company's ability to attract and retain key technical and other personnel; labor relations; the failure of customers to make timely payment; any inadequacy of the Company's intellectual property protection or the potential for third-party claims of infringement; global economic factors, including currency exchange rates; general economic conditions, including interest rates, the rate of inflation, and commercial and consumer confidence; energy prices; governmental laws and regulations affecting domestic and foreign operations, including tax obligations; changes in accounting standards; worldwide political stability; the effects of terrorist activities and resulting political or economic instability, including U.S. military action overseas; and the effect of acquisitions, divestitures, restructurings, product withdrawals, and other unusual events.

The Company cautions the reader that these lists of cautionary statements and risk factors may not be exhaustive. The Company expressly disclaims any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances.

-- 19 --

END OF PAGE 19

NONAUDIT SERVICES OF INDEPENDENT AUDITORS -- Pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for disclosing to investors the nonaudit services approved by our Audit Committee to be performed by KPMG LLP, our independent auditors. Nonaudit services are defined in the law as services other than those provided in connection with an audit or review of the financial statements of the Company. The Audit Committee approved no nonaudit services during the three months ended June 30, 2004.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Certain information concerning market risk is set forth in Item 2 on page 17 and is incorporated herein by reference. Other disclosure requirements are not submitted because they are not applicable or they are not material.

ITEM 4.  CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2004 (the evaluation date). Based on such evaluation, the Chief Executive and Chief Financial Officer have concluded that, as of the evaluation date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company's reports filed or submitted under the Exchange Act. There have been no significant changes in the Company's internal control over financial reporting during the Company's quarter ended June 30, 2004, which has materially affected or is reasonably likely to materially affect such internal control over financial reporting.

-- 20 --

END OF PAGE 20

PART II    --    OTHER INFORMATION

Item 2.	Changes in Securities, Use of Proceeds , and Issuer Purchases of Equity Securities. Information regarding the repurchase of common stock during the three months ended June 30, 2004, is as follows:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
4-01-04 thru 4-30-04	--	--	--	--
5-01-04 thru 5-31-04	2,361 (a)	34.90	--	--
6-01-04 thru 6-30-04	--	--	--	--
Total	2,361	34.90	--	--

(a)

Shares of Restricted Stock granted under the Paul Mueller Company 1999 Long-Term Incentive Plan that vested on May 13, 2004, that the participants elected to have the Company withhold from the distribution to satisfy the federal and state income tax withholding obligations arising as a result of such vesting.

Item 4.	Submission of matters to a vote of security holders.
	(a)	The annual meeting of shareholders of the Company was held on May 3, 2004. At the meeting, the following matters were submitted to a vote of the shareholders:
		(1)	Election of Directors --
The following nominees were elected to the Board of Directors of Paul Mueller Company and received the number of votes opposite their respective names.
			Name	For	Withheld
			Donald E. Golik David T. Moore	1,107,168 1,106,868	39,605 40,105
Directors not up for election but continuing after the annual meeting of shareholders were:
			William L. Fuerst W. Curtis Graff Daniel C. Manna	William R. Patterson Melvin J. Volmert

Item 6.	Exhibits and Reports on Form 8-K.
	(a)	Exhibits			Page
		(10)	(d)	The Paul Mueller Company Employee Benefit Plan, amended and restated effective July 1, 2004, and adopted by the Employee Benefits Committee on June 24, 2004	23

-- 21 --

END OF PAGE 21

		(e)	Amendment No. 1 to the Paul Mueller Company Profit Sharing and Retirement Savings Plan was adopted by the Board of Directors on May 3, 2004	108
		(h)	Agreement between Company and Local 208 of the Sheet Metal Workers International Association entered into April 20, 2000, effective April 17, 2004	112
		(i)	The Paul Mueller Company Short-Term Disability Plan, amended and restated effective May 3, 2004, and adopted by the Board of Directors on May 3, 2004	140
		(j)	The Manufacturing and Sales Agreement between the Company and DeLaval Inc., dated June 1, 2004	158
	(31)	RULE 13a-14(a) CERTIFICATIONS
		(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	174
		(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	175
	(32)	SECTION 1350 CERTIFICATIONS
		(32.1)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350	176
		(32.2)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350	177
(b)

Reports on Form 8-K -- A Form 8-K for the Company's second quarter earnings release was filed on April 22, 2004, and is incorporated herein by reference. No other Form 8-Ks have been filed during the three months ended June 30, 2004.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: August 12, 2004	PAUL MUELLER COMPANY /S/ DONALD E. GOLIK Donald E. Golik, Senior Vice President and Chief Financial Officer

-- 22 --

END OF PAGE 22