Form 10-Q
period 2004-09-30
MUELLER PAUL CO
filed 2004-11-09
CIK 68726

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 ___________________________________________ FORM 10-Q
(Mark One)

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended SEPTEMBER 30, 2004, or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ______________________ to ______________________.

Commission File Number: 0-4791
PAUL MUELLER COMPANY (exact name of registrant as specified in its charter)
MISSOURI (state or other jurisdiction of incorporation or organization)	44-0520907 (I.R.S. employer identification no.)
1600 W. PHELPS ST., SPRINGFIELD, MISSOURI (address of principal executive offices)	65802 (zip code)

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  [   ]      No  [X]

Indicate the number of shares outstanding of the issuer's Common Stock as of November 9, 2004:  1,191,410

END OF PAGE 1

PART I	--	FINANCIAL INFORMATION

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

Current Assets
     Cash and cash equivalents
     Accounts receivable, less reserve of $714 at 9-30-2004,
           and $952 at 12-31-2003, for doubtful accounts
     Income tax receivable
     Costs and estimated earnings in excess of billings
     Inventories --
           Raw materials and components
           Work-in-process
           Finished goods

     Prepayments
     Deferred taxes
                   Total Current Assets

Property, Plant & Equipment
     Less -- Accumulated depreciation
                   Net Property, Plant & Equipment
Other Assets
Deferred Taxes

	$ 49 17,656 1,686 436 $ 8,043 7,178 3,065 $ 18,286 933 -- $ 39,046 $ 71,826 52,423 $ 19,403 2,266 -- $ 60,715 ======	$ 2,887 17,129 - -- 2,176 $ 8,982 6,035 2,282 $ 17,299 667 2,368 $ 42,526 $ 71,096 50,042 $ 21,054 2,322 1,753 $ 67,655 ======
LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
     Short-term bank borrowings
     Current maturities of long-term debt
     Accounts payable
     Accrued expenses
     Advance billings
     Billings in excess of costs and estimated earnings
                   Total Current Liabilities
Long-Term Pension Liabilities
Other Long-Term Liabilities
Contingencies
Shareholders' Investment:
     Common stock, par value $1 per share -- Authorized 20,000,000 shares -- Issued 1,369,475 shares at 9-30-2004 and at 12-31-2003
     Preferred stock, par value $1 per share -- Authorized 1,000,000 shares -- No shares issued
     Paid-in surplus
     Retained earnings

     Less -- Treasury stock, 178,065 shares at 9-30-2004 and
                      175,704 shares at 12-31-2003, at cost
                 Deferred compensation
                 Accumulated other comprehensive loss

	$ 2,291 467 4,803 9,044 12,892 4,606 $ 34,103 8,164 744 $ 1,369 - -- 5,154 19,452 $ 25,975 2,676 366 5,229 $ 17,704 $ 60,715 ======	$ -- 567 4,280 12,318 14,177 461 $ 31,803 5,612 992 $ 1,369 - -- 5,154 31,019 $ 37,542 2,593 480 5,221 $ 29,248 $ 67,655 ======

The accompanying notes are an integral part of these consolidated condensed balance sheets.

END OF PAGE 3

PAUL MUELLER COMPANY AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Dollars in Thousands Except Per Share Amounts) (Unaudited)

Three Months Ended September 30,		Nine Months Ended September 30,
2004	2003	2004	2003

Net Sales

Cost of Sales

              Gross Profit

Selling, General, & Administrative Expenses

              Operating Income (Loss)

Other Income (Expense) --
       Interest income
       Interest expense
       Other, net

              Income (Loss) before Income Taxes

Provision for Income Taxes

              Income (Loss) before Equity in
                     Income (Loss) of Joint Venture

Equity in Income (Loss) of Joint Venture

              Net Income (Loss)

Earnings (Loss) per Common Share --
       Basic
       Diluted

$ 33,948 30,135 $ 3,813 4,501 $ (688) $ 16 (8) 101 $ 109 $ (579) 4,724 $ (5,303) (21) $ (5,324) ====== $(4.55) $(4.55)	$ 29,720 22,694 $ 7,026 5,596 $ 1,430 $ 16 (24) 41 $ 33 $ 1,463 461 $ 1,002 15 $ 1,017 ====== $ 0.87 $ 0.86	$ 77,649 70,200 $ 7,449 14,762 $ (7,313) $ 71 (21) 225 $ 275 $ (7,038) 2,330 $ (9,368) (52) $ (9,420) ====== $(8.05) $(8.05)	$ 87,260 67,691 $ 19,569 15,619 $ 3,950 $ 34 (60) 281 $ 255 $ 4,205 1,499 $ 2,706 13 $ 2,719 ====== $ 2.33 $ 2.31

The accompanying notes are an integral part of these consolidated condensed statements.

END OF PAGE 4

PAUL MUELLER COMPANY AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Dollars in Thousands) (Unaudited)

Nine Months Ended September 30,
2004	2003

Cash Flows from Operating Activities:
     Net income (loss)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Equity in loss (income) of joint venture
          Bad debt expense
          Depreciation and amortization
          Loss (gain) on sales of equipment
          Valuation allowance -- deferred income taxes
          Changes in assets and liabilities --
               (Increase) in accounts receivable
               (Increase) in income tax receivable
               Decrease in costs and estimated earnings in excess of billings
               (Increase) in inventories
               (Increase) in prepayments
               (Increase) in other assets
               Increase (decrease) in accounts payable
               (Decrease) increase in accrued expenses
               (Decrease) increase in advance billings
               Increase in billings in excess of costs and estimated earnings
               Increase (decrease) in long-term liabilities
                    Net Cash (Required) Provided by Operating Activities

Cash Flows (Requirements) from Investing Activities:
     Additions to property, plant, and equipment
     Proceeds from sales of equipment
                    Net Cash (Required) by Investing Activities

Cash Flows (Requirements) from Financing Activities:
     Net short-term bank borrowing
     Repayment of long-term debt
     Dividends paid
     Treasury stock acquisition
                    Net Cash (Required) by Financing Activities

Net (Decrease) Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Period

                    Cash and Cash Equivalents at End of Period

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for --
          Income taxes
          Interest

$ (9,420)

52
(133)
2,657
5
5,047

(394)
(1,686)
1,740
(987)
(266)
(7)
523
(4,196)
(1,285)
4,145
    2,516
$ (1,689)

$    (897)
          --
$    (897)

$  2,291
(313)
(2,147)
        (83)
$    (252)

$ (2,838)
    2,887

$       49
======

$     161
$      22

$   2,719

(13)
265
2,969
(3)
- --

(1,098)
- --
720
(8,632)
(50)
(173)
(1,224)
3,035
7,102
204
   (1,231)
$   4,590

$ (2,475)
         20
$ (2,455)

$      979
(313)
(2,144)
           --
$ (1,478)

$      657
       702

$   1,359
======

$   1,493
$        52

The accompanying notes are an integral part of these consolidated condensed statements.

END OF PAGE 5

PAUL MUELLER COMPANY AND SUBSIDIARIES NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2004 AND 2003, AND DECEMBER 31, 2003 (Unaudited)
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

2.

Revenue from sales of fabricated products is recognized upon passage of title to the customer.  Passage of title may occur at the time of shipment from the Company's dock, at the time of delivery to the customer's location, or when projects are completed at the customer's location and accepted by the customer.  For large multi-unit projects that are fabricated in the plant, revenue is recognized under the units-of-delivery method, which is a modification of the percentage-of-completion method of accounting for contracts.  The units-of-delivery method recognizes as revenue the contract price of units completed and shipped or delivered to the customer (as determined by the contract) or completed and accepted by the customer at their location.  The applicable manufacturing cost of each unit is identified and charged to cost of sales as revenue is recognized.  Revenue from transportation services provided by Mueller Transportation, Inc., is recognized upon completion of services.

Revenues from long-term contracts that involve only a few deliverables and that meet the requirements of Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," are recognized using the percentage-of-completion method of accounting.  For plant-fabricated projects, percentage of completion is determined by comparing total manufacturing hours incurred to date for each project to estimated total manufacturing hours to complete each project.  For field-fabricated projects, percentage of completion is determined by comparing costs incurred to date for each contract to the estimated total costs for each contract at completion.  Estimates of total manufacturing hours and total contract costs for relevant contracts are reviewed continually and, if necessary, updated to properly state the estimates.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.&nbs p; Costs and estimated earnings in excess of billings on uncompleted contracts arise when costs have been incurred and revenues have been recorded, but the amounts are not yet billable under the terms of the contracts.  Such amounts are recoverable from customers upon various measures of performance, including achievement of certain milestones, completion of specified units, or completion of the contract.  Billings in excess of costs and estimated earnings on uncompleted contracts arise as a result of advance and progress billings on contracts.

Costs and estimated earnings on uncompleted contracts and related amounts billed as of September 30, 2004, and December 31, 2003, were as follows:

	September 30, 2004	December 31, 2003
Costs incurred on uncompleted contracts Estimated earnings Less -- Billings to date	$ 14,021,732 6,176,675 $ 20,198,407 24,368,647 $ (4,170,240) ==========	$ 22,780,194 8,495,099 $ 31,275,293 29,560,128 $ 1,715,165 ==========

END OF PAGE 6

Amounts included in the accompanying Consolidated Condensed Balance Sheets at September 30, 2004, and December 31, 2003, under the following captions were:

	September 30, 2004	December 31, 2003
Costs and estimated earnings in excess of billings on uncompleted contracts Billings in excess of costs and estimated earnings on uncompleted contracts	$ 435,885 (4,606,125) $ (4,170,240) ==========	$ 2,176,135 (460,970) $ 1,715,165 ==========

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

Because the inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time, interim LIFO determinations, including those at September 30, 2004, must necessarily be based on management's estimate of expected year-end inventory levels and costs.  Since estimates of future inventory levels and prices are subject to many factors beyond the control of management, interim financial results are subject to final year-end LIFO inventory amounts.  Accordingly, LIFO inventory components reported for the period ended September 30, 2004, are estimates based on management's knowledge of the Company's production cycle, the costs associated with this cycle, and the sales and purchasing volume of the Company.

4.	The following table sets forth the computation of basic and diluted earnings (loss) per common share:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income (loss)

Shares for basic earnings per common share --
   Weighted average shares outstanding
Dilutive effect of restricted stock and
   stock options granted
Shares for diluted earnings per common share --
   Adjusted weighted average shares outstanding

Earnings (loss) per common share --
    Basic
    Diluted

	$ (5,324,000) ========= 1,170,960 -- 1,170,960 ========= $(4.55) $(4.55)	$ 1,017,000 ========= 1,168,021 13,736 1,181,757 ========= $ 0.87 $ 0.86	$ (9,420,000) ========= 1,169,580 -- 1,169,580 ========= $(8.05) $(8.05)	$ 2,719,000 ========= 1,168,021 10,520 1,178,541 ========= $ 2.33 $ 2.31
5.

As of September 30, 2004, the Company had stock-based compensation plans for employees and nonemployee directors.  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.  No stock-based compensation cost has been reflected in net income (loss), as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grants.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee and nonemployee director compensation.

END OF PAGE 8

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income (loss), as reported
Less:  Stock-based compensation expense
          determined under fair-value-based
          method for all awards, net of related tax
Pro forma net income (loss)

Earnings (loss) per common share --
     Basic -- as reported
     Basic -- pro forma

     Diluted -- as reported
     Diluted -- pro forma

	$(5,324,000) 18,000 $(5,342,000) ========= $(4.55) $(4.56) $(4.55) $(4.56)	$ 1,017,000 18,000 $ 999,000 ========= $ 0.87 $ 0.86 $ 0.86 $ 0.85	$(9,420,000) 53,000 $(9,473,000) ========= $(8.05) $(8.10) $(8.05) $(8.10)	$ 2,719,000 48,000 $ 2,671,000 ========= $ 2.33 $ 2.29 $ 2.31 $ 2.27
6.

The Company has four reportable segments:  Industrial Equipment, Dairy Farm Equipment, Field Fabrication, and Transportation.  The Transportation segment has been set out separately (Transportation activities were previously included in Other/Corporate); and the third quarter of 2003 has been restated to be consistent with this presentation.  Net sales include revenues from sales to unaffiliated and affiliated customers before elimination of intersegment sales.  Intersegment eliminations are primarily sales from the Industrial Equipment and the Transportation segments to the Field Fabrication segment.  The "Other/Corporate" classification includes other revenues and expenses and corporate other income (expense).

Net sales and profitability for each segment for the three months and nine months ended September 30, 2004 and 2003, were as follows (000's omitted):

	Dairy Farm Equipment	Industrial Equipment	Field Fabrication	Transpor- tation	Other/ Corporate	Intersegment Eliminations	Consolidated
Three Months Ended 9-30-04
Net sales Income (loss) be- fore income tax	$ 5,016 $ 482	$ 24,447 $ (1,518)	$ 3,617 $ 283	$ 845 $ 4	$ 589 $ 170	$ (566) $ --	$ 33,948 $ (579)
Three Months Ended 9-30-03
Net sales Income (loss) be- fore income tax	$ 4,522 $ 360	$ 22,838 $ 1,010	$ 1,069 $ (235)	$ 1,276 $ 234	$ 199 $ 94	$ (184) $ --	$ 29,720 $ 1,463
Nine Months Ended 9-30-04
Net sales Income (loss) be- fore income tax	$12,819 $ 985	$ 57,310 $ (8,122)	$ 5,363 $ (378)	$ 2,347 $ 13	$ 876 $ 464	$ (1,066) $ --	$ 77,649 $ (7,038)
Nine Months Ended 9-30-03
Net sales Income before income tax	$11,239 $ 675	$ 67,388 $ 2,736	$ 7,006 $ 166	$ 2,626 $ 226	$ 430 $ 402	$ (1,429) $ --	$ 87,260 $ 4,205

7.

The Company reports comprehensive income (loss) and its components in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income."  Comprehensive income and its components, net of tax, are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss) Foreign currency translation adjustment, net of tax Total comprehensive income (loss)	$(5,323,706) 4,195 $(5,319,511) =========	$ 1,016,965 (24,511) $ 992,454 =========	$(9,419,926) (7,110) $(9,427,036) =========	$ 2,719,275 (28,465) $ 2,690,810 =========

END OF PAGE 8

8.

The Company has a Profit Sharing and Retirement Savings Plan [401(k) plan] in which substantially all employees are eligible to participate.  The plan provides for a match of employees' contributions up to a specified limit.  The plan also has a profit-sharing feature whereby an additional match is made if net income reaches predetermined levels established annually by the Board of Directors.  The assets of the plan are deposited with a trustee and are invested at the employee's option in one or more investment funds.  Company contributions to the plan for the nine months ended September 30, 2004 and 2003, were $278,700 and $284,100, respectively.

The Company has pension plans covering substantially all employees.  Benefits under the plans are based on either final average pay or a flat benefit formula.

The following table sets forth the components of net periodic pension cost:

	Nine Months Ended September 30,
	2004	2003

Components of net periodic pension cost --
       Service cost
       Interest cost
       Expected return on plan assets
       Amortization of transitional (asset)
       Amortization of prior service cost
       Recognized net actuarial (gain)/loss
       Net periodic pension cost

	$ 1,422,143 2,457,479 (2,420,117) - -- 160,726 535,703 $ 2,155,934 =========	$ 1,173,468 2,342,633 (2,207,378) - -- 162,742 281,996 $ 1,753,461 =========

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to make pension contributions of $4,315,500 for 2004.  However, due to the funding relief provision of the Pension Funding Equity Act of 2004, the pension contributions will total $2,981,000 for 2004; and all contributions have been made.

9.

The Company has a $5,000,000 bank borrowing facility that expires on May 31, 2005.  Borrowings under the facility incur interest at the LIBOR Daily Floating Rate plus 1.75%.  Outstanding borrowings under the facility at September 30, 2004, were $2,291,000.

The Company also has a $5,000,000 standby letter-of-credit facility.  There were standby letters of credit totaling $4,475,000 issued under the facility as of September 30, 2004, and all expire within one year.

In addition, the Company has a long-term note outstanding as of September 30, 2004, in the principal amount of $417,000.  The note is repayable in quarterly installments with the final payment due August 2, 2005, and with a variable interest rate of the LIBOR Daily Floating Rate plus 1.75%.  The note is secured by equipment with a cost of $1,563,000.

10.

The Company's provisions for warranty expense have been a relatively consistent percentage of sales on a historical basis.  Warranty claims tend to occur shortly after delivery of a project, as a significant portion of the Company's sales are custom-fabricated products built to customer specifications.  Warranty claims are reviewed monthly and reserves are adjusted to properly reflect the remaining estimated cost to complete the repair or replacement.

The following is a reconciliation of changes in the warranty reserve:

		Nine Months Ended September 30,
		2004	2003
	Beginning balance -- December 31 Costs incurred to satisfy warranty claims Aggregate warranty reserves made Aggregate changes to warranty reserves Ending balance -- September 30	$ 1,326,838 (1,120,011) 452,760 107,167 $ 766,754 =========	$ 894,523 (1,028,598) 613,412 211,627 $ 690,964 =========

END OF PAGE 9

11.

The Company and its subsidiaries are involved in legal proceedings incident to the conduct of their business.  It is management's opinion that none of these matters will have a material adverse effect on the consolidated financial position, results of operations, or cash flows.

12.

A non-cash charge of $5,047,000 was recorded during the third quarter of 2004 to establish a valuation allowance for all of the Company's net deferred tax assets as of September 30, 2004.  The charge has been included in the tax provisions in the accompanying Consolidated Condensed Statements of Income for the three-month and nine-month periods ended September 30, 2004.  The Company incurred a consolidated cumulative loss before tax of $2,646,000 for the three-year period ended September 30, 2004.  The consolidated cumulative loss before tax is attributable principally to LIFO provisions recorded during the three-year period, which reduced taxable income by $3,701,000.  The significant increase in stainless steel prices during 2003 and 2004 was the primary reason for the LIFO provisions.  The net deferred tax assets, including the tax benefit from net operating losses, can be carried forward for twenty years.  We have reason to believe that the Company will generate taxable income over this period sufficient to utilize the net deferred tax assets.  However, the cumulative three-year loss is sufficient objective evidence to preclude the assertion that the ultimate realization of the net deferred tax assets is more likely than not, and a full valuation allowance is required under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109 -- "Accounting for Income Taxes."

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

The largest segment is Industrial Equipment, and it is located in the Springfield, Missouri, facility.  This segment's product lines include processing equipment, biopharm systems, heat transfer products, commercial refrigeration products, and thermal storage equipment.  The profitability of the Industrial Equipment segment historically has been lower than the Dairy Farm Equipment segment (the other main segment), as the Industrial Equipment segment is more resource-intensive and the markets served are extremely competitive.  Projects are generally engineered to order and require much greater support from the sales, engineering, and manufacturing areas, as well as a high degree of skill to fabricate.  Also, the risks of manufacturing are greater because the products are custom designed and built; and the chance of misinterpretation, error, and mistakes is much greater than with standard products.  Ordinarily, Industrial Equipment projects are bid among several supp liers, which tends to make pricing very competitive.

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

END OF PAGE 11

Competition is particularly intense for the processing equipment product line as there are numerous competitors, all of which are smaller than the Company.  The Company's strategy is to provide comprehensive capabilities to serve its customers in the markets in which the Company competes.  The capabilities include extensive engineering and design, shop fabrication of equipment and systems, on-site fabrication of equipment and systems, field installation of piping and other equipment, start-up, and commissioning.  In addition, there is the capability within the Field Fabrication segment to act as a general contractor to erect buildings and related facilities to house equipment and tanks that are shop- or field-fabricated; and the Company's Transportation segment can handle transportation of the shop-fabricated tanks, equipment, and components.  The Company has the capability of working with the customer from conceptual design through the startup phase of a proj ect.  This combination of available services provides a one-stop solution for the customer and offers a competitive advantage for certain projects.

For the Industrial Equipment segment, revenue from sales of fabricated products is recognized upon passage of title to the customer.  Passage of title may occur at the time of shipment from the Company's plant, at the time of delivery to the customer, or when projects are completed in the field and accepted by the customer.  For large, multi-unit projects that are fabricated in the plant, revenue is recognized under the units-of-delivery method, which is a modification of the percentage-of-completion method of accounting for contracts.  The units-of-delivery method recognizes as revenue the contract price of the units completed and shipped or delivered to the customer (as determined by the contract).  Revenues from long-term contracts that involve only a few deliverables are recognized on the percentage-of-completion method of accounting.  For plant-fabricated projects, percentage of completion is determined by comparing total manufacturing hours inc urred to date for each project to estimated total manufacturing hours required for each project.

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

In the domestic Dairy Farm Equipment market, the number of dairy farms continues to decline as small, high-cost-production dairies are being eliminated.  This process leaves fewer, though larger, dairy farm operations that will require larger milk-cooling and storage capacity.  The Company is well positioned to meet the milk-cooling and storage capacity requirements of this change in the marketplace; and any impact on revenues and profitability will depend on the rate at which farm consolidation continues.

As the size of the domestic market for Dairy Farm Equipment continues to decline, competition will increase among the equipment suppliers.  The three major competitors of the Company in the Dairy Farm Equipment market are full-line suppliers, whereas the Company's offering is limited to milk-cooling and storage equipment.  The Company shares dealers with its competitors, and those dealers will be encouraged by the competitors to sell their product lines exclusively, to the exclusion of the Company's products.  This is more often the case on projects involving a complete new dairy where the competitors are able to offer a total package and greater pricing flexibility.  However, in spite of the pressure of reduced sales, the Company has been able to maintain its market share and is well positioned for the trend toward larger dairy operations.

The Field Fabrication segment was established in 1998, when Mueller Field Operations, Inc., was incorporated as a wholly owned subsidiary; and it expanded the Company's product offering by providing the capability to completely fabricate and assemble large stainless steel tanks in the field.  This segment also offers a turnkey solution to the customer that includes not only building erection and equipment installation, but also on-site fabrication and installation of piping, other equipment startup, and commissioning, and the capability to modify and/or repair existing equipment operating at a customer's facility.  The Field Fabrication segment purchases components from the Industrial Equipment segment, and those sales are eliminated in the preparation of the Consolidated Condensed Financial Statements.  Revenue for the Field Fabrication segment is recognized on the percentage-of-completion method of accounting.  Generally, projects are competitively bid among a fe w competitors.

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

END OF PAGE 12

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

OPERATING RESULTS

The Company incurred losses of $5,324,000 and $9,420,000 for the three months and nine months ended September 30, 2004, respectively.  The recorded losses were the result of weak sales volume, lower profit margins, and a valuation allowance established for the Company's net deferred tax assets during the third quarter of 2004.

Sales for 2004 were adversely affected, as the year began with a backlog that was 29% lower than the beginning backlog for 2003.  Additionally, market conditions (particularly for the Industrial Equipment segment) remain very sluggish, as capital expenditures continue to be relatively flat for the markets served.  The market conditions have contributed to a low rate of capacity utilization for the fabricated metal products industry, as capacity utilization remains below historical levels.  The low capacity utilization has contributed to aggressive pricing for the projects that are available, which has put added pressure on profit margins.  Additionally, stainless steel prices have continued to increase during 2004, as base prices and surcharges have maintained an upward trend.  With the significantly higher stainless steel prices, coupled with extremely competitive conditions, there is a lack of pricing power; and profit margins have suffered.  The higher stai nless steel prices have also required larger increases to the LIFO reserve during 2004 as compared to 2003, further reducing profit margins.  The Company has incurred a consolidated cumulative loss before tax of $2,646,000 during the three-year period ended September 30, 2004; and in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 -- "Accounting for Income Taxes," a valuation allowance is required for net deferred tax assets in such circumstances unless the ultimate realization of these net deferred tax assets is more likely than not.  The Company recorded a $5,047,000 non-cash charge during the third quarter of 2004 to establish a valuation allowance for all of the Company's net deferred tax assets; and the charge has been included in the tax provisions for the three months and nine months ended September 30, 2004, on the accompanying Consolidated Condensed Statements of Income.

Sales -- Consolidated results for the three months and nine months ended September 30, 2004 and 2003, were:

Three Months Ended September 30,		Nine Months Ended September 30,
2004	2003	2004	2003

Net Sales
Cost of Sales
              Gross Profit
Selling, General, and Administrative Expenses
              Operating Income (Loss)

Other Income (Expense) --
       Interest income
       Interest expense
       Other, net

              Income (Loss) before Income Taxes
Provision for Income Taxes
              Income (Loss) before Equity in
                     Income (Loss) of Joint Venture
Equity in Income (Loss) of Joint Venture
              Net Income (Loss)

$ 33,948 30,135 $ 3,813 4,501 $ (688) $ 16 (8) 101 $ 109 $ (579) 4,724 $ (5,303) (21) $ (5,324) ======	$ 29,720 22,694 $ 7,026 5,596 $ 1,430 $ 16 (24) 41 $ 33 $ 1,463 461 $ 1,002 15 $ 1,017 ======	$ 77,649 70,200 $ 7,449 14,762 $ (7,313) $ 71 (21) 225 $ 275 $ (7,038) 2,330 $ (9,368) (52) $ (9,420) ======	$ 87,260 67,691 $ 19,569 15,619 $ 3,950 $ 34 (60) 281 $ 255 $ 4,205 1,499 $ 2,706 13 $ 2,719 ======

Although sales were higher by $4,228,000 when comparing the third quarter of 2004 to the third quarter of 2003, the results were adversely affected by lower profit margins and the valuation allowance.

END OF PAGE 13

The gross profit rate for the third quarter of 2004 was 11.2% compared to a gross profit rate of 23.6% for the third quarter of 2003.  There were several factors that contributed to the decline in the gross profit rate.  A significant reason for this reduction in the gross profit rate was the gross margin rate (a measure of the variable profit margin) was lower for the third quarter of 2004 compared to the third quarter of 2003.  This was primarily due to a change in the mix of sales for the third quarter of 2004 compared to the third quarter of 2003.  Biopharm systems sales were 20% lower during the third quarter of 2004 versus the third quarter of 2003 due primarily to a decline in large modular project sales.  During the third quarter of 2003, there were four large modular projects in fabrication in the Springfield, Missouri, facility.  During the third quarter of 2004, there was virtually no activity related to modular projects.  The lack of larg e factory-fabricated modular projects during the third quarter of 2004 was a significant factor that adversely affected the overall gross margin rate for the Industrial Equipment segment.  The gross margin was also adversely affected during 2004 due to cost overruns on some very complicated and complex projects.  Additionally, for the past few years, the market has remained extremely competitive for Industrial Equipment segment products (particularly processing equipment), which has contributed to a lack of pricing power and lower gross margins for projects that have been secured.  Also, as a result of the increasing stainless steel prices, the gross profit rate for the third quarter of 2004 was adversely affected by an increase in the LIFO reserve.  The effect of the increase to the LIFO reserve was to reduce the gross profit by $700,000 when comparing the third quarter of 2004 to the third quarter of 2003.

Selling, general, and administrative expenses were less during the third quarter of 2004 versus the third quarter of 2003; and this reflects, to some extent, the effect of cost reduction measures taken during April 2004.  Expenses were less during the third quarter of 2004 versus the third quarter of 2003 for personnel costs, warranty, bad debts, travel, and legal fees.

Other income (expense) was $76,000 higher for the third quarter of 2004 versus the third quarter of 2003 due to lower interest expense and higher miscellaneous income items.

The tax provision for the third quarter of 2004 includes the $5,047,000 non-cash charge to establish a valuation allowance for all of the Company's net deferred tax assets that was discussed above.  The effective tax rate for the three months ended September 30, 2003, was 31.5% and varied from the statutory rate (34%) due to tax credits.

The Company's share of the 50%-owned joint venture results for the third quarter of 2004 was a loss of $21,000 compared to income of $15,000 for the third quarter of 2003.  The reduced performance was the result of lower sales and lower gross profit margins for 2004 compared to 2003.

The variance in year-to-date results for September 30, 2004, versus September 30, 2003, was primarily due to a $9,611,000 (11%) decline in sales, lower profit margins, and the effect of the charge recorded to establish a valuation allowance for net deferred tax assets.  The reduction in sales was solely attributable to the Industrial Equipment segment, as sales were lower by $10,078,000.  The consolidated backlog was 29% lower at the beginning of 2004 compared to the beginning of 2003, and this was a major contributor to the reduction in sales.  The most significant change in backlog was in the Industrial Equipment segment, where the backlog was $11,313,000 less at the beginning of 2004 compared to the beginning of 2003.  Additionally, within the Industrial Equipment segment, the backlog for biopharm systems was $13,663,000 less at the beginning of 2004 compared to the beginning of 2003.

The gross profit rate for the first nine months of 2004 was 9.6% compared to a gross profit rate of 22.4% for the first nine months of 2003.  A significant reason for this reduction in the gross profit rate was the reduction in sales volume when comparing comparable periods for 2004 to 2003.  The gross margin rate (which is a measure of the variable profit margin) was also lower for the first nine months of 2004 compared to the first nine months of 2003.  This was primarily the result of the change in the mix of sales for the first nine months of 2004 compared to the first nine months of 2003.  Biopharm systems sales were 38% lower during the first nine months of 2004 compared to the first nine months of 2003, with virtually all of the variance due to a decline in large modular project sales.  During the first nine months of 2003, there were four large modular projects in fabrication in the Springfield, Missouri, facility.  During the first nine months of 2004, we were primarily completing the field installation of two large modular projects, which represented substantially less sales volume.  The lack of large factory-fabricated modular projects was a significant factor that adversely affected the overall gross margin rate for the Industrial Equipment segment for 2004.  The gross margin for 2004 was also adversely affected by cost overruns on some sophisticated and complex projects mentioned above.  The markets served by the Industrial Equipment segment have remained extremely competitive over the past few years, which has contributed to a lack of pricing power and lower gross margins, particularly for the processing equipment projects that have been secured.  The gross profit rate for the first nine months of 2004 was also adversely affected by an increase to the LIFO reserve due to higher stainless steel prices.  The effect of the increase in the LIFO reserve was to reduce gross profit by $1,378,000 when comparing the fi rst nine months of 2004 to the first nine months of 2003.

END OF PAGE 14

Selling, general, and administrative expenses were $857,000 lower for the first nine months of 2004 compared to the first nine months of 2003.  The reduction in expenses reflects the cost-reduction measures that were implemented in April 2004.  Expenses were lower for the first nine months of 2004 versus the first nine months of 2003 for personnel costs, warranty, bad debts, and legal fees.

The tax provision for the first nine months of 2004 included the $5,047,000 non-cash charge to establish a valuation allowance for all of the Company's net deferred tax assets mentioned above.  The effective tax rate for the nine months ended September 30, 2003, was 35.7% and varied from the statutory rate (34%) primarily due to the effect of state income taxes and nondeductible meals and entertainment expenses.

The Company's share of the 50%-owned joint venture results for the first nine months of 2004 was a loss of $52,000 compared to an income of $13,000 for the first nine months of 2003.  The results were adversely affected by lower sales and lower gross profit margins for 2004 versus 2003.

Outlook -- The price of stainless steel has continued to increase since the beginning of 2004 as a result of increases in the base price and surcharges.  Surcharges, which are assessed at the time of shipment from the vendor, have been implemented due to the increases in and the volatility of the market prices of nickel, chromium, and molybdenum (materials used in the production of stainless steel).  Additionally, the price of carbon steel has risen dramatically, and this could also have an adverse effect on the cost of manufacturing.  The effect of higher prices for stainless steel and carbon steel may delay the placement of orders by customers or reduce profitability for orders obtained if the steel price increases cannot be passed along in the form of higher prices to customers.  The outlook is for further increases in the surcharges during the balance of the year.  The higher stainless steel and carbon steel prices anticipated for the balance of t he year may require additional increases to the LIFO reserve, which would have the effect of reducing profitability.

The Company's consolidated order entry for the first nine months of 2004 was $1,588,000 higher than the consolidated order entry for the comparable period of 2003.  The Field Fabrication segment order entry was $15,700,000 higher due to the acquisition of a few significant projects.  Dairy Farm Equipment order entry improved by $2,095,000 for the first nine months of 2004 compared to the first nine months of 2003, as the average price for milk paid to dairy farmers was 43% higher for the first nine months of 2004 compared to the first nine months of 2003.  However, order entry for the Industrial Equipment segment for the first nine months of 2004 was $16,207,000 less than order entry for the first nine months of 2003.  Market conditions, particularly for the Industrial Equipment segment, remain very sluggish; and there have not been strong indications of an increase in business capital expenditures in the markets we serve.  These factors are consistent with the low rate of capacity utilization for the fabricated metal products industry, which was 69.8% for the second quarter of 2004 or 7.1% less than the average rate for the 32-year period ended December 31, 2003, based on Federal Reserve Board data.  With low capacity utilization continuing among fabricators, pricing will be extremely competitive for projects that are available within the Industrial Equipment segment.

As a result of the performance in the first quarter of 2004 when a loss of $2,371,000 was incurred, management undertook measures in April 2004 to reduce certain operating expenses to restructure the operation in view of the anticipated sales volume.  In spite of the measures taken, a loss is expected for the year.  Through the first nine months of 2004, the loss before income taxes has been $7,038,000.  Additionally, during the third quarter, a $5,047,000 non-cash charge was recorded to establish a valuation allowance for all of the Company's net deferred tax assets.

In general, the Company's business is not subject to seasonal variation in the demand for its products.  However, because orders for certain products can be very large in terms of sales dollars, a small number of large orders can have a significant impact on the Company's sales in any one particular quarter.  As a result, a relatively small reduction or delay in the number of orders shipped or delivered can have a material effect on the Company's sales rate in a particular quarter.  Gross margins may vary from quarter to quarter due to variations in the profitability of large orders, as well as the mix of the various products shipped or fabricated by the Company.  Accordingly, the results of operations for the Company for any one particular quarter are not necessarily indicative of the results that may be expected for any subsequent quarter of the calendar year.

END OF PAGE 15

Backlog -- Backlog represents the contract value of projects acquired by the Company that have not been recognized as sales revenue because the projects are in various stages of engineering or fabrication.  The level of backlog is an important metric because it is a measure of sales revenues yet to be recognized by the Company.  Lead times on projects can vary from a few weeks to over a year, depending on the size and complexity of the project.  Backlog is reviewed at each quarter end to insure that projects included in the reported backlog are valid and have not been cancelled or put on indefinite hold by the customer.  During the third quarter of 2004, a modular project placed on indefinite hold during 2003 was reinstated by the customer; and this increased the September 30, 2004, backlog by $6,351,000.

Consolidated sales backlog totaled $52,541,000 at September 30, 2004, compared to $46,461,000 at September 30, 2003.  The backlog for the Industrial Equipment segment (exclusive of shop work for the Field Fabrication segment) was $36,250,000 and $44,204,000 at September 30, 2004 and 2003, respectively.  The backlog for the Dairy Farm Equipment segment was $2,367,000 and $1,654,000 at September 30, 2004 and 2003, respectively.  The Field Fabrication segment backlog was $13,924,000 at September 30, 2004, versus $603,000 at September 30, 2003.  The reduction in the Industrial Equipment segment backlog between September 30, 2004 and 2003, was almost exclusively related to the biopharm product line, which consists of pure-water/pure-steam generating equipment, pharmaceutical tanks and vessels, modular systems, and bioreactors for the pharmaceutical and biotechnology industries.  All of the September 30, 2004, consolidated backlog is expected to be recognized a s sales during the next twelve months.

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

FINANCIAL CONDITION

Liquidity -- Capital Resources -- Cash provided by operations was $4,590,000 for the first nine months of 2003 compared to cash required by operations of $1,689,000 for the first nine months of 2004.  The primary reason for the reduced cash flow for the first nine months of 2004 was the net loss of $9,420,000.  The cash flow for the first nine months of 2003 was favorably affected by net income of $2,719,000 and an increase in Advance Billings.

The Company's primary ongoing cash requirements will be for operating needs, capital expenditures, and dividends.  The Company's primary source of liquidity is internally generated cash flow.  The Company also maintains a $5,000,000 bank borrowing facility to cover short-term working capital needs when the level of production activity is particularly high.  The Company expects that the ongoing requirements for operating expenses, capital expenditures, and dividends will be funded from these sources.  A policy of requiring down payments and/or progress payments on large projects also provides a favorable effect on cash flow.  These payments are included in Advance Billings or in Billings in Excess of Costs and Estimated Earnings on the Consolidated Condensed Balance Sheets and will be included in sales as the projects are completed and revenue is recognized.  The Company also has an Income Tax Receivable of $1,686,000, which includes the tax bene fit of a portion of the operating loss for 2004 that can be carried back to prior years and the tax refunds for 2003.  A significant economic downturn or a reduction in the number of large contracts could lead to a contraction of the business, which would have an adverse effect on liquidity.  In view of the performance for the first quarter of 2004 and the lower backlog level at March 31, 2004, the Company implemented certain cost reduction measures, including laying off approximately 120 employees and reducing certain operating expenses in April of 2004.

The level of capital expenditures planned for 2004 is projected to be $1,500,000, which is lower than in prior years.  Due to year-to-date results, expenditures will be limited to critical equipment to enhance capabilities, maintain quality, and improve efficiency.  Depending on the level of order entry and operating needs, it may be necessary to request authorization from the Board of Directors to increase the level of expenditures.

The Company has a $5,000,000 bank borrowing facility that expires May 31, 2005.  As of September 30, 2004, borrowings under the facility were $2,291,000.  Management believes the bank borrowing facility can be increased, if necessary, to provide additional liquidity.  The Company also has a $5,000,000 standby letter-of-credit facility; and as of September 30, 2004, there were standby letters of credit totaling $4,474,960 issued under the facility and all will expire within one year.

END OF PAGE 16

Market risks relating to the Company's operations result primarily from changes in stainless steel prices and changes in foreign exchange rates.  The risk of significant changes in stainless steel pricing for large projects that extend over several months is managed by contracting for the stainless steel at the time the project is obtained.  The Company periodically enters into foreign-exchange forward or spot contracts to hedge the exposure to foreign-currency-denominated purchase transactions.  Foreign-currency-denominated purchases were approximately $305,000 and $316,000 for the nine months ended September 30, 2004 and 2003, respectively.  There were no foreign exchange forward contracts outstanding as of September 30, 2004 or 2003.  There was no foreign currency held as of September 30, 2004, and there was approximately $94,000 of foreign currency held at September 30, 2003.

Contractual Cash Obligations and Other Commercial Commitments -- The following table contains disclosures concerning certain contractual cash obligations and other commercial commitments outstanding as of September 30, 2004:

Contractual Cash Obligations		Payments Due by Period
Long-term and short-term debt Lines of Credit Capital lease obligations Operating leases Purchase obligations Other long-term obligations Total contractual cash obligations	Total $ 417,000 2,291,000 - -- 818,570 - -- 794,055 $ 4,320,625 =========	Less than 1 Year $ 417,000 2,291,000 - -- 271,459 - -- 50,000 $ 3,029,459 =========	1 to 3 Years $ -- - -- - -- 515,665 - -- 744,055 $ 1,259,720 =========	4 to 5 Years $ -- - -- - -- 31,446 - -- -- $ 31,446 =========	After 5 Years $ -- - -- - -- - -- - -- -- $ -- =========
Other Commercial Commitments		Amounts of Commitment Expiration per Period
Line of credit availability Standby letters of credit Standby repurchase obligations Performance bonds Total commercial commitments	Total Amounts Committed $ 2,709,000 4,474,960 - -- 13,991,786 $21,175,746 =========	Total Amounts Committed $ 2,709,000 4,474,960 - -- 13,926,786 $21,110,746 =========	Total Amounts Committed $ -- - -- - -- 65,000 $ 65,000 =========	4 to 5 Years $ -- - -- - -- -- $ -- =========	After 5 Years $ -- - -- - -- -- $ -- =========

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

Critical accounting policies are those that are most important to the presentation of the Company's financial condition and results of operations and require management's most difficult subjective and complex judgments and involved uncertainties.  The Company's most critical accounting policies pertain to revenue recognition, pensions, insurance reserves, warranties, inventories, depreciation, and reserves for doubtful accounts.  Each of these critical accounting policies and the application of the critical accounting policies and estimates were discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.  There have been no significant changes in the application of critical accounting policies or estimates during the third quarter of 2004.  Management must use informed judgments and best estimates to properly apply these critical accounting policies.  Because of the uncertainty of these estimates, actual results could differ from the estimates used in applying the critical accounting policies.  Management is not aware of any reasonably likely events or circumstances which results in different amounts being reported that would materially affect its financial condition or results of operations.

END OF PAGE 17

A non-cash charge of $5,047,000 was recorded during the third quarter of 2004 to establish a valuation allowance for all of the Company's net deferred tax assets as of September 30, 2004.  The charge has been included in the tax provisions in the accompanying Consolidated Condensed Statements of Income for the three-month and nine-month periods ended September 30, 2004.  The Company incurred a consolidated cumulative loss before tax of $2,646,000 for the three-year period ended September 30, 2004.  The consolidated cumulative loss before tax is attributable principally to LIFO provisions recorded during the three-year period, which reduced taxable income by $3,701,000.  The significant increase in stainless steel prices during 2003 and 2004 was the primary reason for the LIFO provisions.  The net deferred tax assets, including the tax benefit from net operating losses, can be carried forward for twenty years.  We have reason to believe that the Company wi ll generate taxable income over this period sufficient to utilize the net deferred tax assets.  However, the cumulative three-year loss is sufficient objective evidence to preclude the assertion that the ultimate realization of the net deferred tax assets is more likely than not, and a full valuation allowance is required under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109 -- "Accounting for Income Taxes."

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

Actual future results may differ materially from those described in the forward-looking statements due to a variety of factors.  Although the economy in general seems to be improving, the industrial equipment and field-fabrication markets currently remain very competitive and subject to uncertainty.  A downturn in the Company's business segments could adversely affect the Company's revenues and results of operations.  Other factors affecting forward-looking statements, some of which are identified in the discussion relating to such forward-looking statements, include, but are not limited to, the following:  specific economic conditions in the food, dairy, beverage, chemical, pharmaceutical, biotechnological, and other process industries, and the dairy farm equipment market and the impact of such conditions on the Company's customers in such markets; the cyclical nature of some of the Company's markets; milk prices, feed costs, weather conditions, dairy farm consoli dation, and other factors affecting the profitability of dairy farmers; the price of stainless steel; the highly competitive nature of the markets for the Company's products, as well as pricing pressures that may result from such competitive conditions; business relationships with major customers and suppliers; the continued operation and viability of the Company's major customers; the Company's execution of internal performance plans; difficulties or delays in manufacturing; cost-reduction and productivity efforts; competing technologies and difficulties in entering new markets, both domestic and foreign; changes in product mix; future levels of indebtedness and capital spending; claims, including, without limitation, warranty claims, product liability claims, charges or dispute resolutions; ability of suppliers to provide materials as needed and the Company's ability to recover any price increases for materials and product pricing; the Company's ability to attract and retain key technical and other pe rsonnel; labor relations; the failure of customers to make timely payment; any inadequacy of the Company's intellectual property protection or the potential for third-party claims of infringement; global economic factors, including currency exchange rates; general economic conditions, including interest rates, the rate of inflation, and commercial and consumer confidence; energy prices; governmental laws and regulations affecting domestic and foreign operations, including tax obligations; changes in accounting standards; worldwide political stability; the effects of terrorist activities and resulting political or economic instability, including U.S. military action overseas; and the effect of acquisitions, divestitures, restructurings, product withdrawals, and other unusual events.

The Company cautions the reader that these lists of cautionary statements and risk factors may not be exhaustive.  The Company expressly disclaims any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances.

END OF PAGE 180

NONAUDIT SERVICES OF INDEPENDENT AUDITORS -- Pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for disclosing to investors the nonaudit services approved by our Audit Committee to be performed by KPMG LLP, our independent auditors.  Nonaudit services are defined in the law as services other than those provided in connection with an audit or review of the financial statements of the Company.  The Audit Committee approved no nonaudit services during the three months ended September 30, 2004.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Certain information concerning market risk is set forth in Item 2 on pages 16 and 17 of this Form 10-Q and is incorporated herein by reference.  Other disclosure requirements are not submitted because they are not applicable or they are not material.

ITEM 4.   CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2004 (the evaluation date).  Based on such evaluation, the Chief Executive and Chief Financial Officer have concluded that, as of the evaluation date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company's reports filed or submitted under the Exchange Act.  There have been no significant changes in the Company's internal control over financial reporting during the Company's quarter ended September 30, 2004, which has materially affected or is reasonably likely to materially affect such internal control over financial reporting.

END OF PAGE 19

PART II    --    OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.
	(a)	Exhibits			Page
		(31)	RULE 13a-14(a) CERTIFICATIONS
			(31.1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	21
			(31.2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	22
		(32)	SECTION 1350 CERTIFICATIONS
			(32.1)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350	23
			(32.2)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350	24
	(b)

Reports on Form 8-K -- A Form 8-K for the Company's second quarter earnings release was filed on July 29, 2004, and is incorporated herein by reference.  No other Form 8-Ks have been filed during the three months ended September 30, 2004.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: November 9, 2004	PAUL MUELLER COMPANY /S/ DONALD E. GOLIK Donald E. Golik, Senior Vice President and Chief Financial Officer

END OF PAGE 20